Form 10KSB
period 1999-01-31
POWER TECHNOLOGY INC/CN
filed 1999-07-09
CIK 1066978

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

         [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
                ----------------------------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              NEVADA                                    88-0395816
   -------------------------------        ------------------------------------
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                 1000 WEST BONANZA ROAD, LAS VEGAS, NEVADA 89106
                 -----------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (702) 382-3385

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
           N/A                                         N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:  $ -0-.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999:
                  Common stock, $.001 par value:  $3,236,009

         The number of shares of the registrant's common stock outstanding as of January 31, 1999: 12,334,700 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                         Yes                       No   X
                            -----                     -----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996. However, the Company did not conduct any significant operations until March 1998 when it acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc. (formerly called Power Technology, Inc.) which is presently a wholly-owned subsidiary of the Company. The Company changed its corporate name from "Zepplin Production Corp." to Power Technology, Inc. during March 1998 to reflect the change in the purposes and nature of its business.

     The Company is a research and development company. It is presently engaged in research and development activities regarding (i) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

BATTERIES

     GENERAL. The primary business of the Company has been to develop advanced technology for batteries to be used in the automotive and electric car industry, and other uses. Its battery technology has recently passed from the "proof of principle" stage to the "preliminary prototype" stage of development.

     The goal of the Company has been the development of batteries that (i) are substantially lighter than conventional car batteries, (ii) have a high charge/quicker recharge rate, (iii) provide greater range, (iv) will be more cost effective, and (v) will be more environmentally friendly.

     Electric cars currently being produced have battery packs that last between 25,000 and 30,000 miles, weight about 1,100 pounds, require a two to three hour recharge period using a 220-volt outlet (or six to ten hours using a 110-volt outlet) and cost about $2,000 to $2,500 to replace. These operating and recharge statistics only apply to electric cars or batteries operating at room temperature. At higher temperatures, like those found on sun-soaked asphalt highways (approximately 50% of North America), battery life of conventional batteries is drastically diminished. At lower temperatures (the other half of North America), there is power loss in conventional batteries. Using today's state-of-the-art technology, the 1998 electric vehicles will run on lead-acid batteries and carry two people about 50 miles on a hot day. In order to meet the demands being placed on auto makers for electric cars, management expects significant demand for an advanced battery that: (1) has a quicker recharge rate; (2) is lighter weight with higher energy density; (3) is more cost effective; and (4) carries a charge for distances longer than two hundred miles in any temperature.

     The strategy of the Company has been to develop automotive battery products that have technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company intends to continue its development efforts to be funded in part through licensees and industrial joint venture partners in order to broaden and build upon its products and technological base.

     The Company recognizes the need to protect its technology and has a patent pending covering its battery structure and materials.

     The importance of electric vehicles in the Untied States and abroad has increased because of concerns regarding air pollution, global climatic changes, ozone layer depletion, noise abatement and dependence on imported oil. However, because of the costs and limited range of currently available batteries, the production and sales of electric vehicles has been very limited (47,000 vehicles estimated to be produced during 1998). There appears to be substantial demand for a high power, durable, high charge/discharge rate battery for electric cars and other hybrid electric vehicles (such as two and three wheeled vehicles that are numerous in Europe and third world countries) that are more cost effective, lighter and smaller.

     The Company's future business prospects are substantially dependent upon the ability of the Company, its joint venture partners and licensees to develop, manufacture and sell products based on the Company's battery technologies. Additional development efforts will be required before products based on the Company's technologies can be manufactured and sold commercially. There can be no assurance that certain products based on the Company's technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance or that competing products and technologies will not render products based on the Company's technologies obsolete or noncompetitive.

     In certain fields, the Company may enter into licensing or joint venture agreements with established companies. Any revenues or profits which may be derived by the Company from these arrangements will be substantially dependent upon the willingness and ability of the Company's licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies.

     The Company's ability to compete effectively with other companies will depend, in part, on its ability to protect and maintain the proprietary nature of its technology. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. There can also be no assurance that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties.

     BATTERY TECHNOLOGY. The battery being developed by the Company is an electrochemical battery of the type having a positive plate, a negative plate, an electrolyte contacting and bridging the plates, and a transducer in contact with the plate(s) to apply electronic energy to the plate(s). Each plate is comprised of a rigid metal structure which significantly increases the exposed surface area of the plates for the electrolyte to be in contact. The metal structure of the plates are specially coated with an electrically conductive metal.

     Electrochemical batteries typically include a pair of oppositely charged plates (positive and negative) with electrolyte to convey ions from one plate to the other when the circuit is completed. This is a well developed technology, typically utilizing a lead-acid electrolyte which is more expensive, more volatile, and environmentally unfavorable than the Company's battery technology.

     Because the capability of a battery is directly related to the surface area of its plates which is in contact with electrolyte, their capability is usually enhanced by sculpting their surfaces to increase and open up their surface areas. The technology of the Company further increases the surface areas of the plates without compromising their strength or resistence to vibration, erosion and loss of material. Because the Company's plates can be placed closer together due to their rigidity, the size of the battery and the amount of required electrolyte is significantly reduced. For this reason, it also increases the power density for both the weight and size of the battery.

     The physical movement of electrolyte at the interface of the plates is increased which materially enhances the ion migration and transfer between the plates. Stagnation of electrolyte at the plates of conventional batteries is a problem because it inhibits the transfer and migration of ions between the plates, commonly known as ion depletion.

     Based upon these technologies, the batteries of the Company are smaller and lighter weight and provide increased electrical charge/discharge, higher power, durability, and environmental acceptability.

     PROTOTYPE BATTERIES. The Company is in the process of producing preliminary prototype versions of its battery that will be built and tested in a variety of configurations. Preliminary testing by the Company indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. The Company also believes its battery has a number of applications other than electric vehicles, such as hybrid powered vehicles, portable power tools, electric power management, uninterruptible power and for starting, lighting and ignition ("SLI") batteries for automobiles, aircraft and marine craft. The Company is designing various prototype batteries for such applications.

     GLOSSARY OF TECHNICAL TERMS. Certain technical terms used herein have the following meanings:

         Cycle Life - the number of times a rechargeable battery can be charged and discharged.

         Electrode (battery) - the chemically active portions of a battery.

         Energy Density - the amount of energy stored in a specific volume or weight.

         EV (Electric Vehicle) - a vehicle propelled exclusively by an electric drive system powered by an electrochemical energy storage device, typically a rechargeable battery.

         HEV (Hybrid Electric Vehicle) - a vehicle that is propelled both by an electrochemical energy storage device coupled to an electric drive and an auxiliary power unit powered by a conventional fuel such as reformulated gasoline, direct injection diesel or compressed natural gas.

         Hydrides - solid materials that store hydrogen.

         Power Density - the amount of power a battery can delivery per unit volume or weight.

     BATTERY COMPETITION. The market for batteries and other proposed products of the Company is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's proposed battery products are targeted at an emerging market of electric powered automobiles and other vehicles, and the Company's competitors offer a variety of products and services to address this market. Further, the Company currently faces direct and indirect competition from traditional batteries.

     The battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, A.C. Delco, Johnson Controls, Inc., GNB, Electrosource, Inc., Energy Conversion Devices, Inc., Hawker and Yuasa, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has historically concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. The principal competitors of the Company in the electric vehicle market have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

     In the future, because there are relatively low barriers to entry in the battery industry, the Company could experience additional competition from other established or emerging companies as the market continues to develop and expand. Many potential competitors may have well-established relationships with the Company's potential customers, have extensive knowledge of the industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering batteries which have multiple applications. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their battery products.

     Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not adversely affect its business, financial condition or results of operations.

     The Company believes that the principal competitive factors affecting its market include features such as functionality, weight, adaptability, ease of use, product reputation, quality, price, performance, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it will compete favorably with respect to such factors, there can be no assurance that the Company can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

PIPELINE CONNECTION TECHNOLOGY

     The Company is conducting research and development operations regarding its patented pipeline connection technology. The Company is developing equipment designed to join large diameter pipe utilizing magnetic pulse methods, a cold form method joining a metal sleeve around the ends of two abutting pipes.

     A hinged magnetic work coil developed by the Company is clamped around the sleeve joining two pipes to produce a ringed shaped crimping force forcing a uniform joint with uniform stress distributions. The pipes may have annular grooved ends, grooved to approximately 1/3 of its depth, to be gripped by the grooves of the sleeve. A pressure sensitive adhesive may be applied to the pipe ends to improve the performance and seal of the splice. When the magnetic pulse is applied by the equipment, it instantly crushes the sleeve onto the pipe and into the shallow grooves milled into the pipe ends, which improves its pullout resistence.

     This pipeline connection technology is particularly useful for joining oil and gas pipelines, oil and gas well casings, and other large pipe connections such as those at refineries, chemical plants and other industrial operations. Because arc welding or other forms of extreme heat are hazardous which are avoided by the Company's technology, there are substantial advantages in safety, avoidance of property damage, and avoidance of microcracks that can form splits and rupture under stress. The cold magnetic impulse method creates a uniform joint connection between pipes. The process is significantly faster than arc welding, requires less operator skill than welding, and avoids costly and complicated post-welding inspections. The magnetic impulse method also has the advantage that it can be performed in the field in any weather condition.

     The Company's pipeline connection technology is based upon the principle that whenever a rapidly changing magnetic flux cuts across a conductive material, such as the grooved sleeve to be used by the Company, a current is induced in the material. The current is proportional to the initial intensity and time rate of change of the magnetic flux. The induced current creates an associated magnetic field of such polarity as to oppose the magnetic field of such polarity as to oppose the magnetic field producing the current, creating very significant forces of repulsion. This effect is commonly called "Lenz's Law of Repulsion". This repulsion force of the Company's work coil pinches the conductive sleeve around the pipes.

     The Company intends to construct a preliminary prototype of its pipeline connection equipment during 1998, and intends to seek a joint venture partner to further develop and market its equipment.

ALLOY SENSOR TECHNOLOGY

     The Company is conducting research and development operations regarding its patented alloy sensor technology.

     The Company has been developing its alloy sensor technology as a permanently installed water detection device to check for the presence of water in storage tanks, fuel tanks and other systems. The alloy sensor is mounted on a valve socket that is connected to a meter. A plug inserted into the value permits periodic inspection and reads the meter. Only a short time is necessary to check a number of fuel tanks, for example by the use of the plug and single ammeter without opening a drain valve (unless it is necessary to drain detected water out of the tank).

     The alloy sensors of the Company provides positive detection of water wherever needed and can be connected to a flow system or moisture alarms to detect leaks.

RESEARCH AND DEVELOPMENT

     The Company has committed, and expects to continue to commit in the future, substantial resources for the development of its products. Research and development efforts are directed at improving the performance and expanding the capability of its prospective products. Although the Company expects that certain of its products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties or retain consultants.

     The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its future customers. There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

PROPRIETARY RIGHTS AND LICENSING

     The Company's success is heavily dependent upon proprietary technology. The Company will rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. In addition to its patents, the Company seeks to protect its products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products.

EMPLOYEES

     As of January 31, 1999, the Company had seven (7) employees and consultants. Of the total, five (5) were engaged in product research and development, and two (2) were in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

BANKING ARRANGEMENTS

     The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2.   DESCRIPTION OF PROPERTY.

     EXECUTIVE OFFICES. The Company currently leases its executive and research and development facilities located at 1000 West Bonanza Road, Las Vegas, Nevada 89106 on a month-to-month basis. The lease covers approximately 5,000 square feet at a monthly rental of approximately $2,000 per month. The Company believes that its current facilities are adequate for its needs through 1999, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

         The Common Stock of the Company is traded on the Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PWTC.

MARKET PRICE

          When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document;
(b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

          The following table sets forth the range of high and low sale prices per share of the Common Stock of the Company as reported by National Quotation Bureau, L.L.C. for the periods indicated. Prior to September 1997, there was no public market for the trading of the Common Stock of the Company.


Year Ended December 31, 1997              High Bid(2)     Low Bid(2)
-----------------------------             -----------     ----------
         4th Quarter . . . . . . . . .      $3.125          $.50

Year Ended December 31, 1998
-----------------------------
         1st  Quarter (1). . . . . . .      $3.4375          $3.025
         2nd Quarter . . . . . . . . .      $5.25            $1.625
         3rd Quarter . . . . . . . . .      $2.50            $.625
         4th Quarter . . . . . . . . .      $.83             $.25



Year Ending December 31, 1999             High Bid(2)     Low Bid(2)
-----------------------------             -----------     ----------
         1st Quarter . . . . . . . . .      $.75             $.25

----------
(1) During March 1998, the Company effectuated a one for five (1:5) reverse stock split. The above prices have been revised to reflect this split.

(2) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

The closing prices of the Common Stock of the Company on January 31, 1999, were $.45 bid and $.46875 asked.

DIVIDENDS

          The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities.

          The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends may become limited under future loan agreements of the Company which may restrict or prohibit the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

          The following discussion is intended to assist in an understanding of the Company's consolidated financial position for its fiscal years ended January 31, 1998 and 1999, and the results of its operations for the periods then ended.

GENERAL

     Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996.

          The Company is in the development stage of developing its batteries and other products. The Company is in the process of building its initial prototypes of its batteries, but has not commenced any commercial production or sales of batteries, pipeline connection equipment or alloy sensors.

          Historically, the Company has used capital contributions from various stockholders to fund its operations. To this point, the Company has not had adequate funds to commercially produce, market and sell its batteries, pipeline connection equipment and alloy sensors.

          There are no assurances that the Company will be able to obtain a profitable level of operations.

RESULTS OF OPERATIONS

          The following table sets forth certain operating information on the
Company:

                                    Year Ended          Year Ended           Year Ended
                                 January 31, 1999     January 31, 1998     January 31, 1997
                                 ----------------     ----------------     ----------------
          Revenues                  $       0            $        0           $        0

          General and adminis-
          trative expense           $ 515,588            $   51,374           $  139,907

          Net Loss                  $(700,909)           $  (51,574)          $ (139,907)

          Net Loss Per Share        $    (.07)           $     (.02)          $     (.06)

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

          The following summary table presents comparative cash flows of the Company for the years ended January 31, 1997, 1998, and 1999.

                                               Year Ended          Year Ended         Year Ended
                                            January 31, 1999    January 31, 1998   January 31, 1997
                                            ----------------    ----------------   ----------------
          Net cash used in operating
          activities                          $ (571,207)          $        0         $        0

          Net cash used in investing
          activities                          $   (58,294)         $        0         $        0

          Net cash provided by financing
          activities                          $   690,000          $        0         $        0

          CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its operations. Capital expenditures during the year ended January 31, 1999, totaled $13,294.

          CAPITAL RESOURCES. The Company's capital resources have been provided by capital contributions and loans from its stockholders. The Company raised $690,000 in capital during fiscal 1999 through a limited offering of its Common Stock and warrants which is being used to purchase additional equipment, to further develop its products, to establish its marketing activities, and to provide additional working capital to fund future operations.

          LIQUIDITY. The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

PLAN OF OPERATIONS

          Because of the costs of development of its battery systems and other products, and the start-up costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2000.

          The Company believes that additional equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, the Company intends to offer and sell its Common Stock in an exempt offering under federal and state securities laws to further capitalize the Company, and may also borrow from banks and other financial institutions to the extent necessary to provide liquidity for its operations, although no arrangements for any borrowings have been made.

          The Company has increased its research and development activities and the associated costs consistent with its plan of operations in order to develop its batteries for proposed commercial production. However, the Company expects to continue the development of its batteries and other products to incorporate technical changes and improvements. In addition, as the Company establishes its marketing activities, the Company will incur additional operating and equipments costs. The Company believes that the net proceeds of its securities offering during fiscal 1999 will be sufficient to meet its liquidity requirements.

          The Company's plan of operations provides for an expansion of its battery business, and research and development regarding its other products. The scope of this expansion is dependent upon the amount of additional capitalization to be realized by the Company in its future securities offerings, the amount of credit lines that may become available to finance such activities, and its ability to enter into agreements with licensees, joint venture partners, and others. To the extent that the operations of the Company substantially increase, it will be necessary to make significant changes in the number of additional employees of the Company.

UNCERTAINTIES

          DEVELOPMENT STAGE COMPANY. The Company is in the development stage. There is no assurance that the Company's activities will be profitable. The likelihood of the success of the Company must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

          COSTS OF CONDUCTING BUSINESS. The Company will be required to incur substantial costs for research and development and equipment, establishing production and marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its batteries or other products prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of batteries and other products by the Company, and its operating costs.

          COMPETITION. The battery business is highly competitive. Companies in the industry have substantially greater financial, marketing, and technical resources than the Company. Further, the entry into this industry does not necessarily require a large capital expenditure and, accordingly, it can be expected that additional competitors may enter the industry in the future. It may be particularly difficult for a relatively small independent company to compete with larger companies which have significantly greater resources. There can be no assurance that the Company will be able to successfully compete if such an environment develops.

          TECHNOLOGICAL CHANGE. The Company expects that many new technologies and products will be introduced in the battery industry over the next several years. The Company's success will depend, among other things, on its ability to maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior batteries, which event could have an adverse effect on the Company's business.

          CONTRACTS. The Company has no current contracts for the manufacture or sale of its batteries or other products, and has no back-log. There can be no assurance that the Company will be able to obtain sufficient and suitable contracts for its business plan.

          FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and results of operations may vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the expected relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments, particularly the automotive industry.

          There can be no assurance that the Company's products will achieve broad market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Company's batteries or other products as a result of competition, technological change, or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.

     MANAGEMENT OF EXPANDING OPERATIONS. The Company's business may grow rapidly. In addition, the Company may experience significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which will place a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to successfully manage its future growth, if any, the Company will be required to hire additional general and administrative personnel and to augment its existing financial and management systems or to implement new such systems. There can be no assurance that the existing and new management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

RAW MATERIALS

          The basic raw materials and components for the batteries and other products being developed by the Company are readily available. The Company does not expect to experience any material delays in obtaining timely delivery of its materials and components.

SEASONALITY

          The Company does not expect to experience material seasonal variations in revenues or operating costs, except that sales activity for its batteries may increase in the summer and winter seasons which is expected to cause the operations of the Company to increase during such periods.

ITEM 7.  FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Company's Consolidated Financial Statements begin at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

          The directors and officers of the Company are as follows:



            Name(1)(2)                 Age     Position
           ----------                --------  --------
           Lee A. Balak                44      Director and President
           Alvin A. Snaper             69      Director, Vice President-
                                               Development, Secretary and Treasurer




         William E. McNerney           65      Director and Executive Vice
                                               President
         Hugo P. Pomrehn, Ph.D.        60      Director

---------------
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

          The background and principal occupations of each director and officer of the Company are as follows:

          Mr. Balak became a director and the President of the Company during February 1996. From 1993 to the present, Mr. Balak has been the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation (currently named Canacord Investment Corporation). While employed by Canarim Investment Corporation, Mr. Balak was the subject of an administrative proceeding by the British Columbia Securities Commission regarding various alleged violations of the Securities Act, S.B.C. 1985, c.83 of British Columbia (the "Act"); and in November 1990, he undertook and agreed that certain trading exemptions under the Act would not apply or be available for a period of three years and that he would not be a director or officer of any reporting issuer for a period of three years, which period was subsequently reduced to February, 1992, by a variance order. In 1991, he was discharged in bankruptcy by the Supreme Court of British Columbia. Mr. Balak attended the University of Winnipeg.

          Mr. Snaper became a director, Vice President-Development, Secretary and Treasurer of the Company in March 1998; and has been a director and President of PowerTek Technologies Corporation, Inc., a subsidiary of the Company, since its incorporation in 1996. From 1979 to 1983, he was a director of American Methyland Homogenized Fuels Corporation. From 1980 to the present, he has been the Vice President of Neo-Dyne Research, Inc., a research and development company. From 1985 to the present, he has also been the Vice President of Inventrex Corp. Mr. Snapper was a founder of Advanced Patent Technology, Inc., a public company now known as Alliance Gaming, and was its Vice President and Director of Research and Development from 1968 to 1980. From 1952 to 1955, he was the chief Chemist for McGraw Colorgraph Company, a division of the Carnation Company. From 1949 to 1951, he was employed by the Bakelite Division of Union Carbide, where he assisted in its development of the pilot plant for plastics manufacture. During his 30 years of scientific research and development, Mr. Snapper's interdisciplinary technology activities have resulted in over 600 patents, products, processes and innovations. He has been awarded the Design News Best Patent of the year award on three separate occasions. Mr. Snaper graduated from McGill University with a bachelor of science degree in 1950. He is a registered professional engineer in the State of California.

          Mr. McNerney became a director and Executive Vice President of the Company in March 1998. From 1993 to the present, he has been the owner and Chief Executive Officer of Revolutionary Technology Industries, Inc. From 1984 to 1993, he was retired. From 1974 to 1984, Mr. McNerney owned an operating company, Golden Exploration, Inc. From 1954 to 1976, Mr. McNerney was a pilot employed by Northwest Airlines.

          Dr. Pomrehn became a director of the Company during July 1998. He is currently Executive Vice President of Special Projects of American Technologies Group, Inc. ("ATG"), a public company engaged in research and development activities. Dr. Pomrehn served as President, Chief Operating Officer, Vice Chairman and a director of ATG from April 1995 to November 1997. He was appointed as Under Secretary of Energy by President George Bush in 1992. He was employed by Bechtel Corporation from 1967 to 1992, and was a Vice President and Manager of its Los Angeles regional office from 1990 to 1992. Dr. Pomrehn graduated from the University of Southern California with a bachelor of science degree in mechanical engineering in 1960; received a masters degree in mechanical engineering from George Washington University in 1965; received a masters degree in industrial engineering from the University of Southern California in 1969; and received a doctorate in engineering from the University of Southern California in 1975. Dr. Pomrehn is a member of the American Nuclear Society and American Society of Mechanical Engineers, and is a registered professional mechanical and nuclear engineer in the State of California.

ITEM 10.  EXECUTIVE COMPENSATION.

          No executive officer or director of the Company received compensation in excess of $100,000 during its fiscal year ended January 31, 1999. Mr. Lee A. Balak, the President of the Company, receives a salary of $5,000 per month ($60,000 per annum).

BENEFIT PLANS

          The Company does not have any pension plan, profit sharing plan, stock option plan or similar plans for the benefit of its officers, directors or employees. However, the Company reserves the right to establish any such plans in the future.

BOARD COMPENSATION

          Directors of the Company who do not serve as officers thereof are not currently compensated by the Company for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company may receive grants of options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 1999, are as follows:



                                                       SHARES            PERCENT OF
         MANAGEMENT                                    BENEFICIALLY      COMMON
         SHAREHOLDERS(1)                               OWNED(1)          STOCK
         ---------------                               ---------------------------
         Lee A. Balak............................      3,468,000         28.1%
         2450 Palmerston Avenue
         West Vancouver, B.C.  V7V 2W3
         Canada

         Alvin A. Snaper.........................      1,004,155          8.1%
         2800 Cameo Circle
         Las Vegas, NV 89107

         William E. McNerney.....................        621,415          5.0%
         953 E. Sahara, #9B
         Las Vegas, NV 89104

         Hugo P. Pomrehn, Ph.D...................         50,000          0.4%
         1017 South Mountain
         Monrovia, California 91016

         Directors and officers as a group
         (4 persons, including the above)........      5,143,570         41.7%

-------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

PRINCIPAL STOCKHOLDERS

          The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 1999. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.



                                                                       SHARES            PERCENT
         NAME AND ADDRESS                   TITLE OF                   OUTSTANDING       BENEFICIALLY
         OF BENEFICIAL OWNER                CLASS                      COMMON STOCK      OWNED
         --------------------               --------                   ------------      ------------
         Lee A. Balak                       Common Stock               3,468,000         28.1%
         2450 Palmerston Avenue
         West Vancouver, B.C.  V7V 2W3
         Canada

         William E. McNerney                Common Stock                 621,415          5.0%
         953 E. Sahara, #9B
         Las Vegas, NV 89104

         Alvin A. Snaper(1)                 Common Stock               1,004,155          8.1%
         2800 Cameo Circle
         Las Vegas, NV 89107

         Cede & Co.                         Common Stock               5,875,337         47.6%
         P.O. Box 222
         Bowling Green Station
         New York, New York 10274

---------------------------------

         (1) Cede & Co. Is depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In June 1998, the Company leased approximately 5,000 square feet of offices and research facilities on a month-to-month basis for $2,000 per month from Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company and his partner.

          In June 1998, the Company acquired its patent rights to its alloy sensor technology from Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company, in exchange for 100,000 restricted shares of the Common Stock of the Company.

          In June 1998, the Company acquired its patent rights to its pipeline connection technology from Advanced Transmission Line ("ATL"), a Nevada limited partnership, in exchange for 100,000 restricted shares of the Common Stock of the Company. Mr. William E. McNerney, a director and Executive Vice President of the Company, is a general partner of ATL; and Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company, is a special limited partner of ATL.

          Mr. Lee A. Balak, the President and a director of the Company, has loaned and advanced $181,281 to the Company as of June 30, 1998, for research and development fees. These advances are non-interest bearing demand loans. The research and development fees were paid by the Company to Neo-Dyne Research, Inc. ("Aneo-Dyne"), a research and development company owned by Alvin A. Snaper, a director and a Vice President, Secretary and Treasurer of the Company. Neo-Dyne has conducted substantially all of the research and development activities regarding the principal products of the Company, including its batteries, its pipeline connection technology, and its allow sensor technology, which provided continuity for such services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Registrant during its fiscal year ended January 31, 1999.

INDEX TO EXHIBITS


EXHIBIT
-------
(i) Articles of Incorporation of the Registrant      The Articles of Incorporation  are incorporated
                                                     herein by reference to Exhibit 3(i) to the
                                                     Form 10-SB of the Registrant (File No. 0-24857)

(ii) Amendment to Articles of Incorporation          The Amendment to the Articles of Incorporation
                                                     are incorporated herein by reference to Exhibit
                                                     3(ii) to the Form 10-SB of the Registrant (File
                                                     No.0-24857)

(iii) By-Laws of the Registrant                      The By-Laws are incorporated herein by reference to
                                                     Exhibit 3(iii) to the Form 10-SB of the Registrant
                                                     (File No. 0-24857)

10.  Material Contracts
         10(a)                                       Plan of Reorganization and Acquisition dated
                                                     2/15/98 is incorporated herein by reference to
                                                     Exhibit 6(a) to the Form 10-SB of the
                                                     Registrant (File No.0-24857)

         10(b)                                       Various consulting agreements with Registrant are
                                                     incorporated herein by reference to the Form S-8
                                                     Registration Statement (File No. 333-66845) of the
                                                     Registrant

         10(c)                                       Consulting agreement with SeaWay Trading, Inc. dated
                                                     April 19, 1999.

         10(d)                                       Consulting agreement with William McNerney/RevTec of
                                                     April 1, 1999.


11. Statement re: computation of per share
    earnings                                         Reference is made to the Statements of Operations of the
                                                     Registrant for its fiscal year ended January 31, 1999,
                                                     which are incorporated by reference herein.

21. A description of the subsidiary of the
    Registrant                                       A description of the subsidiary of the Registrant is
                                                     incorporated herein by reference to Exhibit 21 of the
                                                     Form S-8 Registration Statement (0-24857) of the Registrant

23. Consent of Accountants

27. Financial Data Schedule

                             POWER TECHNOLOGY, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                         January 31, 1999, 1998 and 1997

                                 C O N T E N T S


Independent Auditors' Report ................................................. 3

Consolidated Balance Sheets .................................................. 4

Consolidated Statements of Operations ........................................ 5

Consolidated Statements of Stockholders' Equity............................... 6

Consolidated Statements of Cash Flows ........................................ 7

Notes to the Consolidated Financial Statements ............................... 8

                                     [LETTERHEAD]
-------------------------------------------------------------------------------


                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Power Technology, Inc.

We have audited the accompanying consolidated balance sheets of Power Technology, Inc. (a development stage company) as of January 31, 1999, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from inception on January 19, 1996 through January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. (a development stage company) as of January 31, 1999, 1998 and 1997 and the results of its operations and cash flows for the years then ended and from inception on January 19, 1996 through January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had recurring operating losses for the past several years. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CROUCH, BIERWOLF & CHISHOLM

Salt Lake City, Utah
April 19, 1999

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                     ASSETS

                                                             January 31,
                                         --------------------------------------------------
                                             1999               1998              1997
                                         ------------      -------------     --------------

Current Assets
  Cash                                   $      60,499     $         -       $          -
     Accounts Receivable                         2,500               -                  -
                                         -------------     --------------    ---------------

     Total Current Assets                       62,999               -                  -
                                         -------------     --------------    ---------------

Property & Equipment, Net (Note 2)              11,384               -                  -
                                         -------------     --------------    ---------------

Other Assets
    Prepaid Expenses                            20,000              -                  -
    Organizational Costs (Note 1)               10,000            15,000             20,000
    Patents (Note 7)                            65,000              -                  -
                                         -------------     --------------    ---------------

     Total Other Assets                         95,000            15,000             20,000
                                         -------------     --------------    ---------------

      TOTAL  ASSETS                        $   169,383     $      15,000     $       20,000
                                         -------------     --------------    ---------------
                                         -------------     --------------    ---------------


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                 $      10,492     $         -       $          -
Accounts payable - related
  party (Note 6)                               164,685           181,281            134,907
Accrued expenses                                16,469               -                  -
                                         -------------     --------------    ---------------

      Total Liabilities                        191,646           181,281            134,907
                                         -------------     --------------    ---------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value;
  25,000,000 shares authorized;
  12,534,700, 2,500,000 and 2,500,000
  shares issued and outstanding,
  respectively                                  12,535             2,500              2,500

Additional paid-in capital                     857,392            22,500             22,500

Deficit Accumulated during the
  development stage                           (892,190)         (191,281)          (139,907)
                                         -------------     --------------    ---------------

   Total Stockholders' Equity                  (22,263)         (166,281)          (114,907)
                                         -------------     --------------    ---------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $     169,383     $      15,000     $       20,000
                                         -------------     --------------    ---------------
                                         -------------     --------------    ---------------


    The accompanying notes are an integral part of these financial statements

                              POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations




                                                                                         From
                                               For the Years Ended                   Inception on
                                                   January 31,                     January 19, 1996
                                 ----------------------------------------------     to January 31,
                                       1999            1998            1997              1999
                                 ---------------  -------------   -------------    ----------------

REVENUES                         $           -    $         -     $         -      $          1,663
                                 ---------------  -------------   -------------    ----------------

EXPENSES

  General & Administrative               515,588         51,374         139,907             708,532
  Research & Development                 166,936            -               -               166,936
                                 ---------------  -------------   -------------    ----------------

     TOTAL EXPENSES                      682,524         51,374         139,907             875,468
                                 ---------------  -------------   -------------    ----------------

NET OPERATING LOSS                      (682,524)      (51,374)        (139,907)           (873,805)

OTHER (EXPENSE):

 Interest Expense                        (16,469)           -               -               (16,469)
 Loss on Foreign currency
    translation                           (1,916)           -               -                (1,916)
                                 ---------------  -------------   -------------    ----------------

NET LOSS                         $      (700,909) $     (51,374)  $    (139,907)   $       (892,190)
                                 ---------------  -------------   -------------    ----------------
                                 ---------------  -------------   -------------    ----------------
LOSS PER SHARE                   $          (.07) $        (.02)  $        (.06)   $           (.18)
                                 ---------------  -------------   -------------    ----------------
                                 ---------------  -------------   -------------    ----------------
WEIGHTED AVERAGE SHARES
 OUTSTANDING                           9,667,208      2,500,000       2,500,000           4,854,570
                                 ---------------  -------------   -------------    ----------------
                                 ---------------  -------------   -------------    ----------------




The accompanying notes are an integral part of these financial statements.

                            POWER TECHNOLOGY, INC.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
        From Inception on January 19, 1996 through January 31, 1999

                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                       COMMON STOCK          ADDITIONAL     DURING THE
                                                  ----------------------      PAID-IN      DEVELOPMENT
                                                   SHARES        AMOUNT       CAPITAL         STAGE
                                                  ---------    ---------    ----------    ------------
Balance January 19, 1996                          2,500,000    $   2,500    $   22,500    $          -

Net (loss) from inception to January 31, 1997             -            -             -        (139,907)
                                                 ----------    ---------    ----------     -----------
Balance - January 31, 1997                        2,500,000        2,500        22,500        (139,907)

Net (loss) for the year ended January 31, 1998            -            -             -         (51,374)
                                                 ----------    ---------    ----------     -----------
Balance - January 31, 1998                        2,500,000        2,500        22,500        (191,281)

Reorganization of Company, Reverse
acquisition of Zepplin, Inc.                      2,800,000        2,800        (2,573)              -

Common stock issued for cash                      6,900,000        6,900       683,100               -

Common stock issued for patents                     200,000          200        19,800               -

Common stock issued for services                    134,700          135       134,565               -

Net (loss) for the year ended January 31, 1999            -            -             -        (700,909)
                                                 ----------    ---------    ----------     -----------
Balance - January 31, 1999                       12,534,700    $  12,535    $  857,392     $  (892,190)
                                                 ----------    ---------    ----------     -----------
                                                 ----------    ---------    ----------     -----------


  The accompanying notes are an integral part of these financial statements.

                            POWER TECHNOLOGY, INC.
                       (A Development Stage Company)
                    Consolidated Statements of Cash Flows

                                                                                               FROM
                                                                                            INCEPTION ON
                                                          FOR THE YEARS ENDED             JANUARY 19, 1996
                                                              JANUARY 31,                      THROUGH
                                                ---------------------------------------      JANUARY 31,
                                                    1999          1998          1997            1999
                                                -----------    ----------    ----------   ----------------
Cash Flows From Operating Activities
  Net loss                                      $  (700,909)   $  (51,374)   $ (139,907)     $  (892,190)
  Less non-cash items:
   Amortization & Depreciation Expense                7,137         5,000         5,000           17,137
   (Increase) decrease in accounts receivable        (2,500)            -             -           (2,500)
   (Increase) decrease in prepaid expenses          (20,000)            -             -          (20,000)
   Increase (decrease) in accounts payable           (6,104)       46,374       134,907          175,177
   Increase (decrease) in accrued expenses           16,469             -             -           16,469
   Common stock issued for services                 134,700             -             -          134,700
                                                -----------    ----------    ----------      -----------
     Net Cash Provided (Used) by
       Operating Activities                        (571,207)            -             -         (571,207)
                                                -----------    ----------    ----------      -----------
Cash Flows from Investing Activities
   Purchase of Equipment                            (13,294)            -             -          (13,294)
   Cash paid for patent                             (45,000)            -             -          (45,000)
                                                -----------    ----------    ----------      -----------
     Net Cash Provided (Used) by
       Investing Activities                         (58,294)            -             -          (58,294)
                                                -----------    ----------    ----------      -----------
Cash Flows from Financing Activities

   Cash from stock issuances                        690,000             -             -          690,000
                                                -----------    ----------    ----------      -----------
     Net Cash Provided (Used) by
       Financing Activities                         690,000             -             -          690,000
                                                -----------    ----------    ----------      -----------
   Increase in Cash                                  60,499             -             -           60,499

Cash and Cash Equivalents at
  Beginning of Period                                     -             -             -                -
                                                -----------    ----------    ----------      -----------
Cash and Cash Equivalents at
  End of Period                                 $    60,499    $        -    $        -      $    60,499
                                                -----------    ----------    ----------      -----------
                                                -----------    ----------    ----------      -----------

Supplemental Non-Cash Financing Transactions:

Cash paid for:
  Interest                                      $         -    $        -    $        -      $         -
  Income taxes                                  $         -    $        -    $        -      $         -

  The accompanying notes are an integral part of these financial statements.

                            POWER TECHNOLOGY, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                        January 31, 1999, 1998 and 1997


NOTE 1 - Summary Of Significant Accounting Policies

         a.   Organization

              The Company was incorporated under the name of Zeppelin Production Corporation on June 3, 1996 under the laws of the State of Nevada. The Company was organized to provide aerial photography and advertising promotion through the use of helium filled remote control blimp, however operations were never secured.

              Pursuant to a plan of reorganization and acquisition agreement, dated February 15, 1998, the Company acquired Powertek Technology, Inc. (Powertek) and changed it's name to Power Technology, Inc. Because the management and operations of Powertek became the management and operations of Zeppelin, this business combination has been recorded as a reverse acquisition, thus Powertek is the surviving accounting entity presented on the financial statements. The historical information provided in these financial statements prior to the acquisition are those of Powertek.

              Powertek was incorporated under the laws of the State of Nevada on January 19, 1996. The Company was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of the date of these statements, the Company has been able to advance the battery technology to a Aproof of principle@ stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

         b.   Recognition of Revenue

              The Company recognizes income and expense on the accrual basis of accounting.

         c.   Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

         d.   Cash and Cash Equivalents

              The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                            POWER TECHNOLOGY, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                       January 31, 1999, 1998 and 1997

NOTE 1 - Summary Of Significant Accounting Policies (continued)

         e.   Provision for Income Taxes

              No provision for income taxes have been recorded due to net operating loss carryforwards totalling approximately $892,190 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

              Deferred tax asset and the valuation account is as follows:

                                                   January 31,
                                        1999           1998           1997
                                     -----------    -----------    -----------
         Deferred tax asset:
           NOL carryforward          $   303,345    $    65,036    $    47,568

           Valuation allowance          (303,345)       (65,036)       (47,568)
                                     -----------    -----------    -----------
                                     $         -    $         -    $         -
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------

         f.   Organization Costs

              Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues.

         g.   Principles of Consolidation

              These financial statements include the books of Power Technology, Inc (formerly Zeppelin) and its wholly owned subsidiary Powertek Technologies, Inc. All intercompany transactions and balances have been eliminated in the consolidation.

         h.   Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                            POWER TECHNOLOGY, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                       January 31, 1999, 1998 and 1997


NOTE 2 - Going Concern

              The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - Property and Equipment

         Property and equipment consists of the following at January 31, 1999, 1998 and 1997:

                                                              January 31,
                                                   1999            1998           1997
                                                -----------    -----------    -----------
         Office Equipment                       $     8,863    $         -    $         -
         Manufacturing Equipment                      2,267              -              -
         Leasehold Improvements                       2,164              -              -
                                                -----------    -----------    -----------
                                                     13,294              -              -
              Less Accumulated Depreciation          (1,910)             -              -
                                                -----------    -----------    -----------
         Total Property & Equipment             $    11,384    $         -    $         -
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------

              Depreciation expense for the period ended January 31, 1999, 1998 and 1997 is $1,910, $0 and $0, respectively.

NOTE 4 - Capitalization

              Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and Powertek Technology, Inc. (Powertek) the Company was authorized 2,500,000 shares at a par value of $.01 and had 2,500,000 issued and outstanding. The par value in these financial statements have been retroactively restated to show the new par value.

              In the reverse acquisition the 2,500,000 shares of Powertek were exchanged for 5,000,000 shares of Power Technology, Inc. (formerly Zepplin Production Corp.). The total number of post-acquisition shares authorized are 25,000,000 at a par value of $.001. Total number of post-acquisition shares issued and outstanding are 5,300,000 shares.

              During June 1998, the Company issued 200,000 shares of common stock for patents valued at $20,000.

              During the year ended January 31, 1999, the Company issued 6,900,000 shares of common stock for cash of $690,000.

              During November 1998, the Company issued 134,700 shares of common stock in exchange for services valued at $134,700.

                            POWER TECHNOLOGY, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                       January 31, 1999, 1998 and 1997


NOTE 5 - Development Stage Company

              The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital, in order to generate significant operations.

NOTE 6 - Accounts Payable - Related Party

              The Company had $164,685 of research and development fees paid for by a majority shareholder. The balance was non-interest bearing through January 31, 1998. For the year ending January 31, 1999, the balance was interest bearing at 10% per annum. The Company intends to repay the balance within one year.

NOTE 7 - Patents

              On June 9, 1998, the Company acquired patent number 4,107,997 issued by the U.S. Patent office in 1978. The Company paid $45,000 and 100,000 shares of common stock valued at $10,000 for the patent. The patent is for an alloy sensor which generates a current when in contact with water or other aqueous composition.

              Also during 1998, the Company acquired patent number 5,442,846 for 100,000 shares of common stock valued at $10,000. This patent is a procedure and apparatus for cold joining of metallic pipes.

NOTE 8 - Commitments

              In connection with the acquisition of patent number 5,442,846, the Company is committed to a 3% royalty on Gross Sales.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                             POWER TECHNOLOGY, INC.


Date: July 8, 1999


By:      /s/ Lee A. Balak
         --------------------------------------------
         Lee A. Balak
         Director, President, Chief Financial Officer
         and Principal Accounting Officer



         /s/ Hugo P. Pomrehn                                  /s/ William E. McNerney
         --------------------------------------------         ------------------------------------------
         Hugo P. Pomrehn                                      William E. McNerney
         Director                                             Director and Executive Vice President