Form 10QSB
period 1999-04-30
POWER TECHNOLOGY INC/CN
filed 1999-08-20
CIK 1066978

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 0-24857

                             POWER TECHNOLOGY, INC.
                             ----------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                   88-0395816
            ------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  100 W. Bonanza Road, Las Vegas, Nevada 89106
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (702) 382-3385
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
               -----------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 15,633,500 shares.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Power Technology, Inc. and Subsidiaries -- Unaudited Consolidated Balance Sheets

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                              April 30,     January 31,
                                                                 1999          1999
                                                             (Unaudited)     (Audited)
                                                             -----------    -----------
                                     ASSETS

CURRENT ASSETS
         Cash                                                $   264,342    $    60,499
         Accounts receivable                                       3,500          2,500
                                                             -----------    -----------
                                                                 267,842         62,999
                                                             -----------    -----------

PROPERTY & EQUIPMENT                                              12,040         11,384
                                                             -----------    -----------

OTHER ASSETS

         Prepaid expense                                          20,000         20,000
         Organization costs                                        8,750         10,000
         Patents                                                  65,000         65,000
                                                             -----------    -----------
                                                                  93,750         95,000
                                                             -----------    -----------
                                                             $   373,632    $   169,383
                                                             -----------    -----------
                                                             -----------    -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - trade                            $    11,092    $    10,492
         Accounts payable - related party                        201,104        164,685
         Accrued expenses                                         16,469         16,469
         Advance re: Micro-Dry Technology                         60,000
                                                             -----------    -----------
                                                                 288,665        191,646
                                                             -----------    -----------
COMMON STOCK
         Par value $.001, authorized 25,000,000
         Issued and outstanding 15,157,200
         and 12,534,700                                           15,158         12,535

ADDITIONAL PAID IN CAPITAL                                     1,117,019        857,392
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              (1,047,210)      (892,190)
                                                             -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                        84,967        (22,263)
                                                             -----------    -----------
                                                             $   373,632    $   169,383
                                                             -----------    -----------
                                                             -----------    -----------

                      POWER TECHNOLOGY, INC.

                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                        For the three months
                                           ended April 30,
                                         1999           1998
                                         ----           ----
REVENUE                               $       -0-    $       -0-
                                      -----------    -----------
EXPENSES

         General and administrative       117,549         91,893
         Research and development          37,471         37,500
                                      -----------    -----------

NET LOSS FOR THE PERIOD                  (155,020)      (129,393)

DEFICIT - BEGINNING OF THE PERIOD        (892,190)      (191,281)
                                      -----------    -----------

DEFICIT - END OF THE PERIOD           $(1,047,210)   $  (320,674)
                                      -----------    -----------
                                      -----------    -----------

LOSS PER SHARE FOR THE PERIOD         $      (.01)   $      (.02)
                                      -----------    -----------
                                      -----------    -----------

                            POWER TECHNOLOGY, INC.

                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                       For the three months
                                                          ended April 30,
                                                         1999         1998
                                                         ----         ----
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

         Net loss for the period                      $(155,020)   $(129,393)
         Less non cash working capital items
                  Amortization                            1,250        1,250
                  (Increase) in accounts receivable      (1,000)         -0-
                  Increase in accounts payable           97,019       28,020
                                                      ---------    ---------

                                                        (57,751)    (100,123)
                                                      ---------    ---------
INVESTING ACTIVITIES

         Purchase of equipment                             (656)      (5,113)
                                                      ---------    ---------
FINANCING ACTIVITIES

         Issuance of common stock                       262,250      110,000
                                                      ---------    ---------

INCREASE IN CASH                                        203,843        4,764

CASH - BEGINNING OF THE PERIOD                           60,499          -0-
                                                      ---------    ---------

CASH - END OF THE PERIOD                              $ 264,342    $   4,764
                                                      ---------    ---------
                                                      ---------    ---------

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FROM INCEPTION ON JANUARY 19, 1996 THROUGH APRIL 30, 1999
                                  (UNAUDITED)

                                                                                          Deficit
                                                                                          Accumulated
                                                     Common Stock           Additional    During the
                                               -------------------------     Paid-in      Development
                                                 Shares        Amount        Capital      Stage
                                               ----------    -----------   -----------    -----------
Balance January 19, 1996                        2,500,000    $     2,500   $    22,500    $      --

Net (loss) from inception to January 31, 1997        --             --            --         (139,907)
                                               ----------    -----------   -----------    -----------

Balance - January 31, 1997                      2,500,000          2,500        22,500       (139,907)

Net (loss) for the year ended January 31, 1998       --             --            --          (51,374)
                                               ----------    -----------   -----------    -----------

Balance - January 31, 1998                      2,500,000          2,500        22,500       (191,281)

Reorganization of Company, Reverse
acquisition of Zepplin, Inc.                    2,800,000          2,800        (2,573)          --

Common stock issued for cash                    6,900,000          6,900       683,100           --

Common stock issued for patents                   200,000            200        19,800           --

Common stock issued for services                  134,700            135       134,565           --

Net (loss) for the year ended January 31, 1999       --             --            --         (700,909)
                                               ----------    -----------   -----------    -----------

Balance  - January 31, 1999                    12,534,700    $    12,535   $   857,392    $  (892,190)

Common Stock issued for cash                    2,622,500          2,623       259,627           --

Net (loss) for the 3 months ended
April 30, 1999                                                                               (155,020)
                                               ----------    -----------   -----------    -----------

Balances, April 30, 1999                       15,157,200    $    15,158   $ 1,117,019    $(1,047,210)
                                               ----------    -----------   -----------    -----------
                                               ----------    -----------   -----------    -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION:

         In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Power Technology, Inc. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for the three months ended April 30, 1999 and 1998, respectively. The financial statements are consolidated to include the accounts of Power Technology, Inc. and its subsidiary companies (together "the Company").

         Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income or loss.

         The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements as stated in its report on Form 10-KSB for the fiscal year ended January 31, 1999.

NOTE 2.  INCOME (LOSS) PER COMMON SHARE:

         Income (loss) per common share is based on the weighted average number of common shares outstanding during the period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         Power Technology, Inc. (the "Company), a Nevada corporation, was incorporated on June 3, 1996. However the Company did not conduct any significant operations until March 1998 when it acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc. (formerly called Power Technology, Inc.) which is presently a wholly-owned subsidiary of the Company. The Company changed its corporate name from "Zepplin Production Corp." to Power Technology, Inc. during March 1998 to reflect the change in the purposes and nature of its business.

         The Company is a research and development company. It is presently engaged in research and development activities regarding: (1) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                                 THREE MONTHS ENDED
                                                                       APRIL 30
                                                               ----------------------
                                                                 1999         1998
                                                               ---------    ---------
                                                                     (unaudited)
Revenues ...................................................   $       0    $       0

General and administrative expenses ........................     117,549       91,893

Research and Development ...................................      37,471       37,500
                                                               ---------    ---------

Net income (loss) ..........................................   $(155,020)   $(129,393)

Net income (loss) per share ................................   $    (.01)   $    (.02)

THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1998

         REVENUES. The Company had no revenues during the first fiscal quarter of 1999 and 1998, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 28% to $117,549 in the three month period ended April 30, 1999 from $91,893 in 1998. This increase is principally attributable to increased activity in its research and development business and an increase in employees.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs remained substantially the same during the first fiscal quarter ($37,471) of fiscal 1999 compared to the first fiscal quarter of fiscal 1998 ($37,500).

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased from $164,685 at January 31, 1999, to $201,104 at April 30, 1999, an increase of approximately 22%. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs to a research company owned by Alvin A. Snaper, a director and Vice President, Secretary and Treasurer of the Company.

         RESULTS OF OPERATIONS. The net loss was $155,020 during the three month period ended April 30, 1999, as compared with a loss of $129,393 during the same period of 1998, was due primarily to the increase in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                              THREE MONTHS ENDED
                                                   APRIL 30
                                            ----------------------
                                              1999         1998
                                            ---------    ---------
Net cash used in operating activities       $ (57,751)   $(100,123)

Net cash used in investing activities       $    (656)   $  (5,113)

Net cash provided by financing activities   $(262,250)   $ 110,000

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 1999 and 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations, although no specific plans or commitments presently exist to pursue an offering of its securities.

         At April 30, 1999, the Company had current assets of $267,842 and current liabilities of $288,665, resulting in a working capital deficit of $20,823, as compared to a working capital deficit of $128,647 at January 31, 1999.

         Net cash used in operating activities increased to $(57,751)for the three months ended April 30, 1999, from $(100,123) for the three months ended April 30, 1998, a difference of $42,372. The increase in net cash used in operating activities was primarily attributable to the increase its research and development costs regarding its battery technology.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended April 30, 1999.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit No. 27            Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  POWER TECHNOLOGY, INC.


Date:    August 19, 1998          By: /s/ Lee A. Balak
                                     ------------------------
                                       Lee A. Balak, President, Chief Financial
                                       Officer, and Principal Accounting Officer