Form 10QSB
period 1999-07-31
POWER TECHNOLOGY INC/CN
filed 1999-10-19
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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


                  100 W. BONANZA ROAD, LAS VEGAS, NEVADA 89106
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 382-3385
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES     NO
                                                 ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 15,783,500 SHARES.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO  X
                                                              ----   ----

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS


                                                                                              July 31              January 31
                                                                                               1999                   1999
                                                                                            (Unaudited)            (Audited)
                                                                                            -----------           -----------
CURRENT ASSETS
         Cash                                                                               $   105,127           $    60,499
         Accounts receivable                                                                      3,500                 2,500
                                                                                            -----------           -----------
                                                                                                108,627                62,999
                                                                                            -----------           -----------

PROPERTY AND EQUIPMENT                                                                           15,103                11,384
                                                                                            -----------           -----------

OTHER ASSETS

         Prepaid expense                                                                         20,000                20,000
         Organization costs                                                                       7,500                10,000
         Patents                                                                                 65,000                65,000
                                                                                            -----------           -----------
                                                                                                 92,500                95,000
                                                                                            -----------           -----------
                                                                                            $   216,230           $   169,383
                                                                                            ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - trade                                                           $     1,092           $    10,492
         Accounts payable - related party                                                       197,302               164,685
         Accrued expenses                                                                        16,469                16,469
         Advance re: Micro-Dry Technology                                                        25,998
                                                                                            -----------           -----------
                                                                                            $   240,861           $   191,646

COMMON STOCK
         Par value $.001, authorized 25,000,000 shares;
         Issued and outstanding, 15,257,200 and 12,534,700                                       15,258                12,535

ADDITIONAL PAID-IN CAPITAL                                                                    1,156,919               857,392
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                             (1,196,808)             (892,190
                                                                                            -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                                                      (24,631)              (22,263)
                                                                                            -----------           -----------

                                                                                            $   216,230           $   169,383
                                                                                            ===========           ===========

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  For  the Six Months
                                                                     Ended July 31
                                                            ------------------------------
                                                               1999                1998
                                                            ---------           ---------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

         Net loss for the period                            $(304,618)          $(499,561)
         Less non cash working capital items
                  Amortization                                  2,500               2,500
                  (Increase) in accounts receivable            (1,000)                -0-
                  Increase in accounts payable                 49,215                 -0-
                                                            ---------           ---------

                                                             (253,903)           (497,061)
                                                            ---------           ---------

INVESTING ACTIVITIES

         Purchase of equipment                                 (3,719)             (5,113)
                                                            ---------           ---------

FINANCING ACTIVITIES

         Issuance of common stock                             302,250             600,000
                                                            ---------           ---------

INCREASE IN CASH                                               44,628              97,826

CASH - BEGINNING OF THE PERIOD                                 60,499                 -0-
                                                            ---------           ---------

CASH - END OF THE PERIOD                                      105,127              97,826
                                                            =========           =========

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FROM INCEPTION ON JANUARY 19, 1996 THROUGH JULY 31, 1999
                                   (UNAUDITED)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                           Common Stock                     Additional           During the
                                                ---------------------------------            Paid-In             Development
                                                   Shares                Amount              Capital                Stage
                                                -----------           -----------          -----------          ------------
Balance January 19, 1996                          2,500,000           $     2,500          $    22,500          $          -

Net(loss)from inception to January 31,1997                -                     -                    -              (139,907)
                                                -----------           -----------          -----------          ------------

Balance - January 31, 1997                        2,500,000                 2,500               22,500              (139,907)

Net(loss)for the year ended January 31,1998               -                     -                    -               (51,374)
                                                -----------           -----------          -----------           -----------

Balance - January 31, 1998                        2,500,000                 2,500               22,500              (191,281)

Reorganization of Company, Reverse
acquisition of Zepplin, Inc.                      2,800,000                 2,800               (2,573)                    -

Common stock issued for cash                      6,900,000                 6,900              683,100                     -

Common stock issued for patents                     200,000                   200               19,800                     -

Common stock issued for services                    134,700                   135              134,565                     -

Net(loss)for the year ended January 31,1999               -                     -                    -              (700,909)

                                                -----------           -----------          -----------           -----------

Balance  - January 31, 1999                      12,534,700           $    12,535          $   857,392           $  (892,190)

Common stock issied for cash                      2,722,500                 2,723              299,527                     -

Net (loss) for the 6  months ended
July 31, 1999                                                                                                       (304,618)
                                                -----------           -----------          -----------           -----------

Balances, July  31, 1999                         15,257,200           $    15,258          $ 1,156,919           $(1,196,808)
                                                ===========           ===========          ===========           ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Power Technology, Inc. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for the six months ended July 31, 1999 and 1998, respectively. The financial statements are consolidated to include the accounts of Power Technology, Inc. and its subsidiary companies (together "the Company").

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:


                                                      SIX MONTHS ENDED
                                                           JULY 31
                                              -----------------------------
                                                 1999                1998
                                              ---------           ---------
                                                        (unaudited)
Revenues. . . . . . . . . . . . . . . . . .   $       0           $       0

General and administrative expenses . . . .     251,294             312,327

Research and Development. . . . . . . . . .      53,324              97,238
                                              ---------           ---------

Net income (loss) . . . . . . . . . . . . .   $(304,618)          $(129,393)

Net income (loss) per share . . . . . . . .   $    (.01)         $     (.02)

SIX MONTHS ENDED JULY 31, 1999 COMPARED WITH THREE MONTHS ENDED JULY 31,1998

         REVENUES. The Company had no revenues during the first six months of 1999 and 1998, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 24% to $251,294 in the six month period ended July 31, 1999 from $312,323 in 1998. This decrease is principally attributable to decreased activity in its research and development business.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs were reduced by approximately 45.2% during the first six months ($53,324) of fiscal 1999 compared to the first six months of 1998 ($97,238) as a result of reduced research and development activities.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased from $164,685 at January 31, 1999, to $167,302 at July 31, 1999, an increase of approximately 1.5%. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs to a research company owned by Alvin
A. Snaper, a director and Vice President, Secretary and Treasurer of the Company.

         RESULTS OF OPERATIONS. The net loss was $304,618 during the six month period ended July 31, 1999, as compared with a loss of $499,561 during the same period of 1998, a reduction of approximately 39%, was due primarily to the variation in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.


                                                        SIX MONTHS ENDED
                                                             JULY  31
                                                ---------------------------------
                                                    1999                  1998
                                                -----------           -----------
Net cash used in operating activities           $  (304,618)          $  (499,561)

Net cash used in investing activities           $    (3,719)          $    (5,113)

Net cash provided by financing activities       $  (302,250)          $   600,000

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the six month periods ended July 31, 1999 and 1998, respectively.

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

         At July 31, 1999, the Company had current assets of $108,627 and current liabilities of $240,861, resulting in a working capital deficit of $132,234 as compared to a working capital deficit of $128.647 at January 31, 1999.

         Net cash used in operating activities decreased to $(253,903)for the six months ended July 31, 1999, from $(497,061) for the six months ended July 31, 1998, a difference of $243,158. The decrease in net cash used in operating activities was primarily attributable to the decrease in its research and development costs regarding its battery technology used in operating activities was primarily attributable to the decrease its research and development costs regarding its battery technology.


                           PART II - OTHER INFORMATION

ITEM L.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended July 31, 1999.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit No. 27            Financial Data Schedule

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POWER TECHNOLOGY, INC.


Date:    October 19, 1998                By: /s/ Lee A. Balak
                                            ---------------------------------
                                            Lee A.  Balak,  President,  Chief
                                            Financial Officer,
                                            and Principal Accounting Officer