Form 10QSB
period 1999-10-31
POWER TECHNOLOGY INC/CN
filed 2000-02-03
CIK 1066978

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1999

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

                                 (702) 382-3385
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 15,783,500 shares.

       Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                               October 31    January 31
                                                                  1999          1999
                                                              (Unaudited)    (Audited)
                                                              ----------     ---------
CURRENT ASSETS
         Cash                                                 $   141,016   $    60,499
         Accounts receivable                                            0         2,500
                                                              -----------   -----------
                                                                  141,016        62,999
                                                              -----------   -----------

PROPERTY AND EQUIPMENT                                             15,103        11,384
                                                              -----------   -----------
OTHER ASSETS

         Prepaid expense                                           20,000        20,000
         Organization costs                                         6,250        10,000
         Patents                                                   65,000        65,000
                                                              -----------   -----------
                                                                   91,250        95,000
                                                              -----------   -----------
                                                              $   247,369   $   169,383
                                                              ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - trade                             $     1,092   $    10,492
         Accounts payable - related party                         239,230       164,685
         Accrued expenses                                          16,469        16,469
         Advance re: Micro-Dry Technology                          73,750             0
         Loan payable                                             110,000             0
                                                              -----------   -----------
                                                                  440,541       191,646

COMMON STOCK
         Par value $.001, authorized 25,000,000
         Issued and outstanding 15,783,500 and 12,334,700          15,784        12,335

ADDITIONAL PAID IN CAPITAL                                      1,453,692       837,592
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (1,662,648)     (892,190)
TOTAL SHAREHOLDERS' EQUITY                                       (193,172)      (22,263)
                                                              -----------   -----------
                                                              $   247,369   $   169,383
                                                              ===========   ===========

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For  the nine  Months
                                                         Ended October  31,
                                                    1999                     1998
                                                 ----------               ----------
REVENUE                                          $        0               $        0
                                                 ----------               ----------
EXPENSES

         General and administrative                 705,859                  390,047
         Research and development                    84,599                  140,968
                                                 ----------               ----------

NET LOSS FOR THE PERIOD                             790,458                  531,015

DEFICIT - BEGINNING OF THE PERIOD                   892,190                  191,281
                                                 ----------               ----------

DEFICIT - END OF THE PERIOD                       1,662,648                  722,296
                                                 ==========               ==========

LOSS PER SHARE FOR THE PERIOD                    $     (.03)              $     (.04)
                                                 ==========               ==========

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                        For  the nine  Months
                                                         Ended October  31,
                                                         1999           1998
                                                      ----------     ----------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

         Net loss for the period                      $(790,458)     $(531,015)
         Less non cash working capital items
                  Amortization                            3,750          3,750
                  Decrease in accounts receivable         3,500              0
                  Increase in accounts payable          247,895              0
                                                      ---------      ---------

                                                       (535,313)      (527,265)
                                                      ---------      ---------

INVESTING ACTIVITIES

         Purchase of equipment                           (3,719)        (5,113)
                                                      ---------      ---------
FINANCING ACTIVITIES

         Issuance of common stock                       619,549        690,000
                                                      ---------      ---------
INCREASE IN CASH                                         80,517        157,622

CASH - BEGINNING OF THE PERIOD                           60,499              0
                                                      ---------      ---------

CASH - END OF THE PERIOD                              $ 141,016      $ 157,622
                                                      =========      =========

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FROM INCEPTION ON JANUARY 19, 1996 THROUGH OCTOBER 31, 1999
                                   (UNAUDITED)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                             Common Stock                   Additional          During the
                                                      --------------------------             Paid-in            Development
                                                      Shares              Amount             Capital               Stage
                                                      ------              ------             -------               -----
Balance January 19, 1996                              2,500,000        $      2,500        $     22,500        $       --

Net(loss)from inception to January 31,1997                 --                  --                  --              (139,907)
                                                   ------------        ------------        ------------        ------------

Balance - January 31, 1997                            2,500,000               2,500              22,500            (139,907)

Net(loss)for the year ended January 31,1998                --                  --                  --               (51,374)
                                                   ------------        ------------        ------------        ------------

Balance - January 31, 1998                            2,500,000               2,500              22,500            (191,281)

Reorganization of Company, Reverse
acquisition of Zepplin, Inc.                          2,800,000               2,800              (2,573)               --

Common stock issued for cash                          6,700,000               6,700             663,300                --

Common stock issued for patents                         200,000                 200              19,800                --

Common stock issued for services                        134,700                 135             134,565                --

Net(loss)for the year ended January 31,1999                --                  --                  --              (680,909)
                                                   ------------        ------------        ------------        ------------
Balance  - January 31, 1999                          12,334,700        $     12,335        $    837,592        $   (872,190)

Common stock issued for cash                          2,900,000               2,900             287,099                --

Common stock issued for service                         548,800                 549             329,001

Net (loss) for the 9  months ended
October 31, 1999                                                                                                   (790,459)
                                                   ------------        ------------        ------------        ------------

Balances, October  31, 1999                          15,783,500        $     15,784        $  1,453,692        $ (1,662,649)
                                                   ============        ============        ============        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION:

         In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Power Technology, Inc. and subsidiaries as of October 31, 1999, and the results of their operations and their cash flows for the nine months ended October 31, 1999 and 1998, respectively. The financial statements are consolidated to include the accounts of Power Technology, Inc. and its subsidiary companies (together "the Company").

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         Power Technology, Inc. (the ACompany), a Nevada corporation, was incorporated on June 3, 1996. However the Company did not conduct any significant operations until March 1998 when it acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc. (formerly called Power Technology, Inc.) which is presently a wholly-owned subsidiary of the Company. The Company changed its corporate name from "Zepplin Production Corp." to Power Technology, Inc. during March 1998 to reflect the change in the purposes and nature of its business.

         The Company is a research and development company. It is presently engaged in research and development activities regarding: (1) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                                          NINE MONTHS ENDED
                                                                              OCTOBER 31
                                                                     --------------------------
                                                                       1999            1998
                                                                     -----------    -----------
                                                                           (unaudited)
Revenues ...................................................         $         0    $         0

General and administrative expenses ........................             376,310        390,047

Research and Development ...................................              84,599        140,968
                                                                     -----------    -----------

Net income (loss) ..........................................         $  (460,909)   $  (531,015)

Net income (loss) per share ................................         $      (.03)   $      (.04)

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH NINE MONTHS
ENDED OCTOBER 31,1998

         REVENUES. The Company had no revenues during the first nine months of 1999 and 1998, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 3.6% to $376,310 in the nine month period ended October 31, 1999, from $390,047 in 1998. This decrease is principally attributable to decreased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs declined approximately 60% during the first nine months of fiscal 1999 to $84,599, compared to the first nine months of 1998 from $140,968.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased from $164,685 at January 31, 1999, to $236,980 at October 31, 1999, an increase of approximately 44%. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs to a research company owned by Alvin
A. Snaper, a director and Vice President, Secretary and Treasurer of the Company.

         RESULTS OF OPERATIONS.The net loss of the Company declined to $460,909 during the nine month period ended October 31, 1999, as compared with a loss of $531,015 during the same period of 1998, a reduction of approximately 15.3%, and was due primarily to the decrease in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                           NINE MONTHS ENDED
                                                               OCTOBER 31
                                                      -----------------------------
                                                         1999               1998
                                                      ----------         ----------
Net cash used in operating activities                 $ (218,014)        $ (527,265)

Net cash used in investing activities                 $   (3,719)        $   (5,113)

Net cash provided by financing activities             $ (302,250)        $  690,000

         CAPITAL EXPENDITURES.The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the nine month periods ended October 31, 1999 and 1998, respectively.

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

         At October 31, 1999, the Company had current assets of $141,016 and current liabilities of $428,291, resulting in a working capital deficit of $287,275, as compared to a working capital deficit of $128,647 at January 31, 1999.

         Net cash used in operating activities decreased to $218,014 for the nine months ended October 31, 1999, from $527,265 for the nine months ended October 31, 1998, a difference of $309,251. The decrease in net cash used in operating activities was primarily attributable to the decrease its research and development costs regarding its battery technology.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended October 31, 1999.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  --------

                 Exhibit No. 27             Financial Data Schedule

         (b)      Reports on Form 8-K.
                  --------------------

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POWER TECHNOLOGY, INC.


Date:  February 3, 2000             By:  /s/ Lee A. Balak
                                       --------------------------------------
                                    Lee A. Balak, President, Chief Financial
                                    Officer, and Principal Accounting Officer