Form 10KSB
period 2000-01-31
POWER TECHNOLOGY INC/CN
filed 2000-05-16
CIK 1066978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934
   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-24857
                            ------------------------
                             POWER TECHNOLOGY, INC.

                 (Name of small business issuer in its charter)

                NEVADA                                      88-0395816
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                1000 WEST BONANZA ROAD, LAS VEGAS, NEVADA 89106
                    (Address of principal executive offices)

ISSUER'S TELEPHONE NUMBER: (702) 382-3385

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

          TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE
                  N/A                                  ON WHICH REGISTERED
                                                               N/A

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $.001
                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year:

           $-0-.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2000:

           Common stock, $.001 par value: $8,258,106

    The number of shares of the registrant's common stock outstanding as of January 31, 1999:

           16,817,500 shares.

    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format:

                                Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Electric cars currently being produced have battery packs that last between 25,000 and 30,00 miles, weight about 1,100 pounds, require a two to three hour recharge period using a 220-volt outlet (or six to ten hours using a 110-volt outlet) and cost about $2,000 to $2,500 to replace. These operating and recharge statistics only apply to electric cars or batteries operating at room temperature. At higher temperatures, like those found on sun-soaked asphalt highways (approximately 50% of North America), battery life of conventional batteries is drastically diminished. At lower temperatures (the other half of North America), there is power loss in conventional batteries. Using today's state-of-the-art technology, the 1998 electric vehicles will run on lead-acid batteries and carry two people about 50 miles on a hot day. In order to meet the demands being placed on auto makers for electric cars, management expects significant demand for an advanced battery that: (1) has a quicker recharge rate; (2) is lighter weight with higher energy density; (3) is more cost effective; and (4) carries a charge for distances longer than two hundred miles in any temperature.

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

       GLOSSARY OF TECHNICAL TERMS. Certain technical terms used herein have the following meanings:

       Cycle Life--the number of times a rechargeable battery can be charged and discharged.

       Electrode (battery)--the chemically active portions of a battery.

       Energy Density--the amount of energy stored in a specific volume or weight.

       EV (Electric Vehicle)--a vehicle propelled exclusively by an electric drive system powered by an electrochemical energy storage device, typically a rechargeable battery.

       HEV (Hybrid Electric Vehicle)--a vehicle that is propelled both by an electrochemical energy storage device coupled to an electric drive and an auxiliary power unit powered by a conventional fuel such as reformulated gasoline, direct injection diesel or compressed natural gas.

       Hydrides--solid materials that store hydrogen.

       Power Density--the amount of power a battery can delivery per unit volume or weight.

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

EMPLOYEES

    As of January 31, 2000, the Company had       (  ) employees and
consultants. Of the total,       (  ) were engaged in product research and
development, and       (  ) were in finance and administration. None of the
Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

BANKING ARRANGEMENTS

    The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2. DESCRIPTION OF PROPERTY.

    EXECUTIVE OFFICES. The Company currently leases its executive and research and development facilities located at 1000 West Bonanza Road, Las Vegas, Nevada 89106 on a month-to-month basis. The lease covers approximately 5,000 square feet at a monthly rental of approximately $2,000 per month. The Company believes that its current facilities are adequate for its needs through 2000, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

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

YEAR ENDED DECEMBER 31, 1997                             HIGH BID(2)   LOW BID(2)
----------------------------                             -----------   ----------
4(th) Quarter..........................................    $ 3.125       $   .50

YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------
1(st) Quarter (1)......................................    $3.4375       $ 3.025
2(nd) Quarter..........................................    $  5.25       $ 1.625
3(rd) Quarter..........................................    $  2.50       $  .625
4(th) Quarter..........................................    $   .83       $   .25

YEAR ENDED DECEMBER 31, 1997                             HIGH BID(2)   LOW BID(2)
----------------------------                             -----------   ----------
1(st) Quarter..........................................    $    .75      $   .25
2(nd) Quarter..........................................    $  2.375      $   .45
3(rd) Quarter..........................................    $    .86      $  .375
4(th) Quarter..........................................    $    .82      $.34375

YEAR ENDING DECEMBER 31, 2000
-------------------------------------------------------
lst Quarter............................................    $1.84375      $   .40

------------------------

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

The closing bid price of the Common Stock of the Company on January 31, 2000, was $.76 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

    The following discussion is intended to assist in an understanding of the Company's consolidated financial position for its fiscal years ended
January 31, 1999 and 2000, and the results of its operations for the periods then ended.

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

RESULTS OF OPERATIONS

    You should read the following discussion and analysis of financial condition and results of operations of the Company together with the financial statements and notes to the financial statements which appear elsewhere in this Form 10-KSB.

    The following table sets forth certain operating information regarding the
Company:

                                                    YEAR ENDED         YEAR ENDED
                                                 JANUARY 31, 2000   JANUARY 31, 1999
                                                 ----------------   ----------------
Revenues.......................................      $       0          $       0

General and administrative expense.............      $ 803,311          $ 515,588

Research and development.......................      $ 105,164          $ 166,936

Interest expense...............................      $       0          $ (16,916)

Net Loss.......................................      $(908,475)         $(700,909)

Net Loss Per Share.............................      $    (.05)         $    (.07)

YEAR ENDED JANUARY 31, 2000 COMPARED TO 1999

    Total revenues for fiscal years 2000 and 1999 were $0, as the operations of the Company continued to be focused on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

    General and administrative expenses increased from $515,588 in fiscal year 1999 to $803,311 during the fiscal year ended January 31, 2000, an increase of approximately 55.8%. The principal reason for the increase was the issuance of common stock of the Company in exchange for consulting services, the value of the stock ($536,350) being charged to administrative expense, compared to $134,799 being charged during fiscal 1999.

    Research and development expenses decreased from $166,936 in fiscal year 1999 to $105,164 during the fiscal year ended January 31, 2000, a decrease of approximately 37%, as a result of decreased research activities regarding the Company's battery development.

    Interest expense decreased from $16,916 in fiscal 1999 to $0 during the fiscal year ended January 31, 2000, because stockholder indebtedness, including interest, was exchanged for common stock during the fiscal year.

    The net loss of the Company increased from $700,909 during fiscal year 1999 compared to a net loss of $908,475 during the fiscal year ended January 31, 2000, an increase of approximately 29.6%. The increase in the net loss of the Company is attributable primarily to an increase in general and administrative expenses of the Company during the fiscal year ended January 31, 2000, and its continued lack of revenues.

    The following summary table presents comparative cash flows of the Company for the years ended January 31, 1999 and 2000.

                                                    YEAR ENDED         YEAR ENDED
                                                 JANUARY 31, 2000   JANUARY 31, 1999
                                                 ----------------   ----------------
Net cash provided (used) in
operating activities...........................      $(466,832)         $(571,207)

Net cash provided (used) in
investing activities...........................      $ 192,348          $ (58,294)

Net cash provided (used) by
financing activities...........................      $ 290,000          $ 690,000

CASH FLOWS OF FISCAL 2000 COMPARED TO FISCAL 1999

    During the fiscal year ended January 31, 2000, the Company cash used in operations decreased from $571,207 in fiscal 1999 to $466,832 during the year ended January 31, 2000, a decrease of approximately 18.2%, resulting primarily from decreased research and development activities.

    Net cash provided (used) in investing activities increased from $(58,294) in fiscal 1999 to $192,348 in the fiscal year ended January 31, 2000, an increase of approximately 430%, resulting primarily from advances from an affiliate in the amount of $86,067 for research and development fees and a loan advance to the Company from Lee A. Balak in the amount of $110.000.

    Net cash provided by financing activities declined from $690,000, realized in fiscal 1999 from a Rule 504/Regulation D Common Stock offering, to $290,000 during the fiscal year ended January 31, 2000, which was comprised primarily of the exchange of stockholder debt for Common Stock of the Company, a decrease in financing activity of approximately 58%

    CAPITAL EXPENDITURES. The Company has incurred capital expenditures for equipment and office furniture used in its operations. Capital expenditures during the year ended January 31, 2000 were $17,013, compared to $13,294 during the year ended January 31, 1999.

    CAPITAL RESOURCES. The Company's capital resources have been provided by capital contributions and loans from its stockholders. The Company raised $690,000 in capital during fiscal 1999 through a limited offering of its Common Stock and warrants which have been used to purchase additional equipment, to further develop its products, to establish its marketing activities, and to provide additional working capital to fund operations. The Company did not conduct any securities offerings during the fiscal year ended January 31, 2000, however, $258,500 in stockholder debt and interest was exchange for 1,034,000 shares of Common Stock and $40,000 was realized through the exercise of a stock option by a consultant to the Company.

    WORKING CAPITAL AND LIQUIDITY. At January 31, 2000, the Company had negative working capital of approximately $207,220 compared to January 31, 1999, in the amount of $128,647, an increase of 61%. The Company believes that it will be necessary to increase it working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others ((see Note 6) or by the sale of common stock or other securities of the Company.

    The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

PLAN OF OPERATIONS

    Because of the costs of development of its battery systems and other products, and the continuing costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2001.

    The Company believes that additional equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, the Company intends to offer and sell its Common Stock in an exempt offering under federal and state securities laws to further capitalize the Company, and may also borrow from banks and others to the extent necessary to provide liquidity for its operations, although no arrangements for any additional borrowings have been made.

    The Company has maintained its research and development activities and the associated costs consistent with its plan of operations in order to develop its batteries for proposed commercial production. However, the Company expects to continue the development of its batteries and other products to incorporate technical changes and improvements. In addition, as the Company establishes its marketing activities, the Company will incur additional operating and equipments costs.

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

    TECHNOLOGICAL CHANGE. The Company expects that many new technologies and products will be introduced in the battery industry over the next several years. The Company's success will depend, among other things, on its ability to develop maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior batteries, which event could have an adverse effect on the Company's business.

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

ITEM 7. FINANCIAL STATEMENTS.

    The consolidated financial statements for its fiscal years ended January 31, 2000 and 1999, are provided with this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements regarding accounting and financial disclosure matters with independent certified public accountants of the Company. However, the Company has changed its independent certified public accountants for its fiscal year ended January 31, 2000, to G. Brad Beckstead, Certified Public Accountant, from its former firm of Crouch, Bierwolf & Chisholm. Reference is made to the Form 8-K report of the Company filed May 1, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

    The directors and officers of the Company are as follows:

NAME(1)(2)                   AGE                               POSITION
----------                 --------   ----------------------------------------------------------
Lee A. Balak                     45   Director and President
Alvin A. Snaper                  70   Director, Vice President--Development, Secretary and
                                      Treasurer
William E. McNerney              67   Director and Executive Vice President
Bryson F. Farrill                72   Director
Hugo P. Pomrehn, Ph.D.           61   Director

------------------------

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

    The background and principal occupations of each director and officer of the Company are as follows:

    Mr. Balak became a director and the President of the Company during February 1996. From February 2000 to the present, Mr. Balak has been a director and the President of Fluidic/Microwave Systems, Inc., a Nevada corporation. From 1993 to the present, Mr. Balak has been the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation (currently named Canacord Investment Corporation). While employed by Canarim Investment Corporation, Mr. Balak was the subject of an administrative proceeding by the British Columbia Securities Commission regarding various alleged violations of the Securities Act, S.B.C. 1985, c.83 of British Columbia (the "Act"); and in November 1990, he undertook and agreed that certain trading exemptions under the Act would not apply or be available for a period of three years and that he would not be a director or officer of any reporting issuer for a period of three years, which period was subsequently reduced to February, 1992, by a variance order. In 1991, he was discharged in bankruptcy by the Supreme Court of British Columbia. Mr. Balak attended the University of Winnipeg.

    Mr. Snaper became a director, Vice President--Development, Secretary and Treasurer of the Company in March 1998; and has been a director and President of PowerTek Technologies Corporation, Inc., a subsidiary of the Company, since its incorporation in 1996. From February 2000 to the present, Mr. Snaper has been a director and Treasurer of Fluidic/Microwave Systems, Inc., a Nevada corporation. From 1979 to 1983, he was a director of American Methyland Homogenized Fuels Corporation. From 1980 to the present, he has been the Vice President of Neo-Dyne Research, Inc., a research and development company. From 1985 to the present, he has also been the Vice President of Inventrex Corp. Mr. Snapper was a founder of Advanced Patent Technology, Inc., a public company now known as Alliance Gaming, and was its Vice President and Director of Research and Development from 1968 to 1980. From 1952 to 1955, he was the chief Chemist for McGraw Colorgraph Company, a division of the Carnation Company. From 1949 to 1951, he was employed by the Bakelite Division of Union Carbide, where he assisted in its development of the pilot plant for plastics manufacture. During his 30 years of scientific research and development, Mr. Snapper's interdisciplinary technology activities have resulted in over 600 patents, products, processes and innovations. He has been awarded the Design News Best Patent of the year award on three separate occasions.
Mr. Snaper graduated from McGill University with a bachelor of science degree in 1950. He is a registered professional engineer in the State of California.

    Mr. McNerney became a director and Executive Vice President of the Company in March 1998. From February 2000 to the present, Mr. McNerney has been a director and Secretary of Fluidic/Microwave Systems, Inc., a Nevada corporation. From 1993 to the present, he has been the owner and Chief Executive Officer of Revolutionary Technology Industries, Inc. From 1984 to 1993, he was retired. From 1974 to 1984, Mr. McNerney owned an oil and gas operating company, Golden Exploration, Inc. From 1954 to 1976, Mr. McNerney was a pilot employed by Northwest Airlines.

    Mr. Farrill became a director of the Company on October 25, 1999. From 1990 to the present, Mr. Farrill has been a financial consultant to high technology companies and other companies. Mr. Farrill is a director of Future Link Distributing, Inc. From 1968 to 1964, he was the President and Chairman of McLeod Young Weir International, a brokerage firm, until it was acquired by Scotia Capital Markets. From 1962 to 1979, he was employed by McCleod Young Weir Ltd in Toronto, and was a director and member of its executive committee from 1964 to 1989. Mr. Farrill received a B.A. decree in political science and economics from the University of Toronto in 1951.

    Dr. Pomrehn became a director of the Company during July 1998.
  Dr. Pomrehn is the Chairman of the Board and a director of Stayhealthy Incorporated, a closely held health products company. From November 1997 to August 1999, he was Executive Vice President of Special Projects of American Technologies Group, Inc. ("ATG"), a public company engaged in research and development activities; and has been a consultant to ATG since August 1999 to the present. Dr. Pomrehn previously served as President, Chief Operating Officer, Vice Chairman and a director of ATG from April 1995 to November 1997. He was appointed as Under Secretary of Energy by President George Bush in 1992. He was employed by Bechtel Corporation from 1967 to 1992, and was a Vice President and Manager of its Los Angeles regional office from 1990 to 1992.
Dr. Pomrehn graduated from the University of Southern California with a bachelor of science degree in mechanical engineering in 1960; received a masters degree in mechanical engineering from George Washington University in 1965; received a masters degree in industrial engineering from the University of Southern California in 1969; and received a doctorate in engineering from the University of Southern California in 1975. Dr. Pomrehn is a member of the American Nuclear Society and American Society of Mechanical Engineers, and is a registered professional mechanical and nuclear engineer in the State of California.

ITEM 10. COMPENSATION FOR EXECUTIVE OFFICERS

    The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended January 31, 2000, to each executive officer and all executive officers as a group for services in all capacities to the Company.

                                          CASH COMPENSATION(1)   STOCK COMPENSATION
                                          --------------------   ------------------
Lee A. Balak............................           $0                 $ 92,000(4)
William E. McNerney.....................           $0                 $ 18,000(5)
Alvin A. Snaper.........................           $0                 $ 92,000(4)
All executive officers as a group
  (3 persons)(2)........................           $0                 $202,000

------------------------

(1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission. See "Transactions with Management".

(2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

(3) The Company has no employment contracts with its executive officers or employees; however, the Company has a consulting agreement with William E. McNerney, the Executive Vice President and a director of the Company, and with Hugo P. Pomrehn, a director of the Company.

(4) Represents a year-end stock bonus of 200,000 shares of Common Stock that was awarded by the Board of Directors as compensation, in lieu of salary and bonuses, effective December 31, 1999.

(5) Represents 30,000 shares of Common Stock issued under the terms of the consulting agreement between Mr. McNerney and the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

    STOCK COMPENSATION COMMITTEE. The Stock Compensation Committee of the Board of Directors administers the Company's Stock Compensation Option Plan. Lee A. Balak, Alvin A. Snaper, and William E. McNerney serve as members of the Stock Compensation Committee.

    OTHER COMMITTEES. The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, it is expected that the Board of Directors will establish various committees during the 2001 fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2000, all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Lee A. Balak, the President and a director of the Company) were complied with, except that Lee A. Balak, Alvin A. Snaper and William E. McNerney were late in filing certain Form 4's during the fiscal year.

BENEFIT PLANS

    The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company reserves the right to establish any such plans in the future.

BOARD COMPENSATION

    Directors of the Company who do not serve as officers thereof are not currently compensated by the Company for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. From time to time, directors who are not employees of the Company may receive grants of stock bonuses or stock options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

STOCK COMPENSATION PLAN

    The Company has a Stock Compensation Plan to compensate directors, officers, employees and consultants of the Company through the grant of stock options, stock bonuses and SAR's for up to 2,100,000 shares of Common Stock of the Company.

    During the year ended January 31, 2000, no stock options, stock bonuses or SAR's were granted to any directors or officers of the Company under the Stock Compensation Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 2000, are as follows:

                                                     SHARES       PERCENT OF
MANAGEMENT                                        BENEFICIALLY      COMMON
SHAREHOLDERS(1)                                     OWNED(1)         STOCK
---------------                                   ------------    ----------
Lee A. Balak....................................    4,502,000        26.8%
15 Ocean View Road
Lions Bay, B.C. V0N2XE0
Canada

Bryson F. Farrill...............................            0           0%
77 Verplank Avenue
Stanford, Connecticut 06902

William E. McNerney(2)..........................      495,416         2.9%
953 E. Sahara, #9B
Las Vegas, Nevada 89104

Hugo P. Pomrehn, Ph.D...........................       50,000         0.3%
1017 South Mountain
Monrovia, California 91016

Alvin A. Snaper.................................      904,155         5.4%
2800 Cameo Circle
Las Vegas, Nevada 89107

Directors and officers as a group (5 persons,
  including the above)..........................    5,951,571        35.4%

------------------------

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

(2) Includes 24,000 shares of Common Stock owned by Revolutionary Technology Industries, Inc., a company owned by Mr. McNerney.

PRINCIPAL STOCKHOLDERS

    The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2000. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                                                       SHARES             PERCENT
                                                TITLE OF            OUTSTANDING         BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER              CLASS             COMMON STOCK           OWNED
------------------------------------         ---------------       --------------       ------------
Lee A. Balak..........................         Common Stock           4,502,000             26.8%
15 Ocean View Road
Lions Bay, B.C. V0N2XE0
Canada

Alvin A. Snaper(1)....................         Common Stock             904,155              5.4%
2800 Cameo Circle
Las Vegas, Nevada 89107

Cede & Co.............................         Common Stock          10,341,727             61.4%
P.O. Box 222
Bowling Green Station
New York, New York 10274

------------------------

(1) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In June 1998, the Company leased approximately 5,000 square feet of offices and research facilities on a month-to-month basis from Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company and his partner. During the fiscal year ended January 31, 2000, the Company paid $139,395 in lease payments for these facilities.

    Mr. Lee A. Balak, the President and a director of the Company, had previously loaned and advanced approximately $258,500 to the Company as of December 22, 1999, for research and development fees. The research and development fees were paid by the Company to Neo-Dyne Research, Inc. ("neo-Dyne"), a research and development company owned by Alvin A. Snaper, a director and a Vice President, Secretary and Treasurer of the Company. Neo-Dyne has conducted substantially all of the research and development activities regarding the principal products of the Company, including its batteries, its pipeline connection technology, and its allow sensor technology, which provided continuity for such services. On December 22, 1999, the Company authorized the issuance of 1,034,000 shares of restricted Common Stock at $.25 per share to Mr. Balak in exchange for the cancellation of this debt, including accrued interest.

    In June 1999, the Company acquired rights to advanced microwave technology designed to reduce the moisture content of agricultural products, from Alvin A. Snaper and William E. McNerney, directors and officers of the Company, who each received 100,000 shares of restricted Common Stock of the Company in exchange for this technology.

    Effective April 1, 1999, the Company entered into a consulting agreement for a term of one year with William E. McNerney, a director and Vice President of the Company for $5,000 per month, payable quarterly in the Common Stock of the Company, in lieu of cash, valued at 85% of its lowest closing bid price during the quarter. During the year ended January 31, 2000, the Company issued 30,000 shares of Common Stock to Mr. McNerney under the terms of the consulting agreement. Mr. McNerney receives no salary or other compensation from the Company as a director and officer, except reimbursement of expenses.

    The Company entered into a consulting agreement with Mr. Hugo P. Pomrehn, a director of the Company, effective September 1, 1998, for research and development services. The consulting fee is charged at a rate of $150 per hour, and he is reimbursed for travel and other expenses. During the year ended January 31, 2000, Mr. Pomrehn did not receive any compensation from the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Registrant during its fiscal year ended January 31, 2000.

INDEX TO EXHIBITS

EXHIBIT
-------
(i) Articles of Incorporation of the           The Articles of Incorporation are
Registrant                                     incorporated herein by reference to
                                               Exhibit 3(i) to the Form 10-SB of the
                                               Registrant (File No. 0-24857)

(ii) Amendment to Articles of Incorporation    The Amendment to the Articles of
                                               Incorporation are incorporated herein by
                                               reference to Exhibit 3(ii) to the Form 10-SB
                                               of the Registrant (File No. 0-24857)

(iii) By-Laws of the Registrant                The By-Laws are incorporated herein by
                                               reference to Exhibit 3(iii) to the
                                               Form 10-SB of the Registrant (File
                                               No. 0-24857)

10. Material Contracts
    10(a)                                      Plan of Reorganization and Acquisition dated
                                               2/15/98 is incorporated herein by reference
                                               to Exhibit 6(a) to the Form 10-SB of the
                                               Registrant (File No. 0-24857)

    10(b)                                      Various consulting agreements with Registrant
                                               are incorporated herein by reference to the
                                               Form S-8 Registration Statement (File
                                               No. 333-66845) of the Registrant

EXHIBIT
-------
    10(c)                                      Consulting agreement with SeaWay Trading,
                                               Inc. dated April 19, 1999 is incorporated by
                                               reference to Exhibit 10(c) to the
                                               Form 10-KSB of the Registrant for its fiscal
                                               year ended January 31, 1999.

    10(d)                                      Consulting agreement with William McNerney/
                                               RevTec of April 1, 1999. is incorporated by
                                               reference to Exhibit 10(d) to the
                                               Form 10-KSB of the Registrant for its fiscal
                                               year ended January 31, 1999.

    10(e)                                      Various consulting agreements are
                                               incorporated by reference to Exhibit 4.1 of
                                               the Form S-8 registration statement of the
                                               Registrant (File No. 333-66845).

11. Statement re: computation of per share     Reference is made to the Consolidated
    earnings                                   Statements of Operations of the Registrant
                                               for its fiscal year ended January 31, 2000,
                                               which are incorporated by reference herein.

21. A description of the subsidiary of the     A description of the subsidiary of the
    Registrant                                 Registrant is incorporated herein by
                                               reference to Exhibit 21 of the Form S-8
                                               Registration Statement (0-24857) of the
                                               Registrant

27. Financial Data Schedule

                             POWER TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999
       See Independent Auditor's Report and Notes to Financial Statements

                                C O N T E N T S

Independent Auditors' Report................................

Consolidated Balance Sheets.................................

Consolidated Statements of Operations.......................

Consolidated Statements of Stockholders' Equity.............

Consolidated Statements of Cash Flows.......................

Notes to the Consolidated Financial Statements..............

       See Independent Auditor's Report and Notes to Financial Statements

G. BRAD BECKSTEAD
CERTIFIED PUBLIC ACCOUNTANT

                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                                425.928.2877efax

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Power Technology, Inc.

    I have audited the accompanying consolidated balance sheet of Power Technology, Inc. (a development stage company) as of January 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Power Technology, Inc. as of January 31, 1999 and January 19, 1996 (date of inception) through January 31, 1999, were audited by other auditors whose report dated April 19, 1999, expressed an unqualified opinion on those statements.

    I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

    In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. (a development stage company) as of January 31, 2000 and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Las Vegas, Nevada
May 2, 2000
       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    JANUARY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
Current Assets
    Cash....................................................  $    76,015   $  60,499
    Accounts receivable.....................................           --       2,500
                                                              -----------   ---------

    Total Current Assets....................................       76,015      62,999
                                                              -----------   ---------

Property & Equipment, Net (Note 2)..........................       12,831      11,384
                                                              -----------   ---------
Other Assets
    Prepaid expenses........................................       20,000      20,000
    Organizational costs (Note 1)...........................        5,000      10,000
    Patents (Note 7)........................................       65,000      65,000
                                                              -----------   ---------

    Total Other Assets......................................       90,000      95,000
                                                              -----------   ---------

    TOTAL ASSETS............................................  $   178,846   $ 169,383
                                                              ===========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable--trade.....................................  $     5,184   $  10,492
Accounts payable--related party (Note 6)....................       65,515     164,685
Advances from MikroDri (Note 6).............................       86,067          --
Accrued expenses............................................       16,469      16,469
Loan payable (Note 6).......................................      110,000          --
                                                              -----------   ---------

    Total Liabilities.......................................      283,235     191,646
                                                              -----------   ---------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 25,000,000 shares authorized;
  16,817,500 and 12,535,000 shares issued and outstanding as
  of 1/31/00 and 1/31/99, respectively......................       16,818      12,535

Additional paid-in capital..................................    1,659,458     857,392

Deficit accumulated during the development stage............   (1,800,665)   (892,190)

Prior period adjustment (Note 8)............................       20,000          --
                                                              -----------   ---------

  Total Stockholders' Equity................................     (104,389)    (22,263)
                                                              -----------   ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $   178,846   $ 169,383
                                                              ===========   =========

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
                               AND FOR THE PERIOD

         JANUARY 19, 1996 (DATE OF INCEPTION) THROUGH JANUARY 31, 2000

                                                                                        FROM
                                                          FOR THE YEARS ENDED       INCEPTION ON
                                                              JANUARY 31,         JANUARY 19, 1995
                                                         ----------------------    TO JANUARY 31,
                                                            2000        1999            2000
                                                         ----------   ---------   ----------------
REVENUES...............................................  $       --   $      --      $     1,663
                                                         ----------   ---------      -----------

EXPENSES

  General & Administrative.............................     803,311     515,588        1,511,843
  Research & Development...............................     105,164     166,936          272,100
                                                         ----------   ---------      -----------

    TOTAL EXPENSES.....................................     908,475     682,524        1,783,943
                                                         ----------   ---------      -----------

NET OPERATING LOSS.....................................    (908,475)   (682,524)      (1,783,943)

OTHER (EXPENSE):
  Interest Expense.....................................          --     (16,469)         (16,469)
  Loss on Foreign currency translation.................          --      (1,916)          (1,916)
                                                         ----------   ---------      -----------

NET LOSS...............................................  $ (908,475)  $(700,909)     $(1,800,665)
                                                         ==========   =========      ===========
LOSS PER SHARE.........................................  $     (.05)  $    (.07)     $      (.11)
                                                         ==========   =========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING....................  16,817,500   9,667,208       16,817,500
                                                         ==========   =========      ===========

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         JANUARY 19, 1996 (DATE OF INCEPTION) THROUGH JANUARY 31, 2000

                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                       COMMON STOCK        ADDITIONAL   DURING THE
                                                   ---------------------    PAID-IN     DEVELOPMENT
                                                     SHARES      AMOUNT     CAPITAL        STAGE
                                                   ----------   --------   ----------   -----------
Balance January 19, 1996.........................   2,500,000   $ 2,500    $   22,500   $       --

Net (loss) from inception to January 31, 1997....          --        --            --     (139,907)
                                                   ----------   -------    ----------   ----------

Balance--January 31, 1997........................   2,500,000     2,500        22,500     (139,907)

Net (loss) for the year ended January 31, 1998...          --        --            --      (51,374)
                                                   ----------   -------    ----------   ----------

Balance--January 31, 1998........................   2,500,000     2,500        22,500     (191,281)

Reorganization of Company, Reverse acquisition of
  Zepplin, Inc...................................   2,800,000     2,800        (2,573)          --

Common stock issued for cash.....................   6,900,000     6,900       683,300           --

Common stock issued for patents..................     200,000       200        19,800           --

Common stock issued for services.................     134,700       135       134,565           --

Net (loss) for the year ended January 31, 1999...          --        --            --     (700,909)
                                                   ----------   -------    ----------   ----------

Balance--January 31, 1999........................  12,534,700   $12,535    $  857,592   $ (892,190)

Common stock issued for cash.....................   2,900,000     2,900       287,099           --

Common stock issued for services.................     548,800       549       329,001           --

Common stock issued to stockholder in exchange
  for debt.......................................   1,034,000     1,034       205,766           --

Prior period adjustment..........................    (200,000)     (200)      (20,000)          --

Net (loss) for the year ended January 31, 2000...          --        --            --     (908,475)
                                                   ----------   -------    ----------   ----------

Balance--January 31, 2000........................  16,817,500   $16,818    $1,659,458   $1,800,665
                                                   ==========   =======    ==========   ==========

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 JANUARY 19, 1996
                                                         FOR THE YEARS ENDED    (DATE OF INCEPTION)
                                                             JANUARY 31,              THROUGH
                                                        ---------------------       JANUARY 31,
                                                          2000        1999             2000
                                                        ---------   ---------   -------------------
Cash Flows From Operating Activities
  Net loss............................................  $(908,475)  $(700,909)       $(1,800,665)
  Less non-cash items:
    Prior period adjustment...........................     20,000          --             20,000
    Amortization & Depreciation Expense...............      7,272       7,137             24,409
    (Increase) decrease in accounts receivable........      2,500      (2,500)                --
    (Increase) decrease in prepaid expenses...........         --     (20,000)           (20,000)
    Increase (decrease) in accounts payable...........     (5,308)     (6,104)           169,869
    Increase (decrease) in accounts payable--related
      party...........................................    (99,170)         --            (99,170)
    Increase (decrease) in accrued expenses...........         --      16,469             16,469
    Common stock issued for services..................    516,349     134,700            651,049
                                                        ---------   ---------        -----------
      Net Cash Provided (Used) by Operating
        Activities....................................   (466,832)   (571,207)        (1,038,039)
                                                        ---------   ---------        -----------
Cash Flows from Investing Activities
    Purchase of Equipment.............................     (3,719)    (13,294)           (17,013)
    Cash paid for patent..............................         --     (45,000)           (45,000)
    Advances from MikroDri............................     86,067          --             86,067
    Loan payable--related party.......................    110,000          --            100,000
                                                        ---------   ---------        -----------
      Net Cash Provided (Used) by Investing
        Activities....................................    192,348     (58,294)           134,054
                                                        ---------   ---------        -----------
Cash Flows from Financing Activities
    Cash from stock issuances.........................    290,000     690,000            980,000
                                                        ---------   ---------        -----------
      Net Cash Provided (Used) by Financing
        Activities....................................    290,000     690,000            980,000
                                                        ---------   ---------        -----------
    Increase in Cash..................................     15,516      60,499             76,015
Cash and Cash Equivalents at Beginning of Period......     60,499          --                 --
                                                        ---------   ---------        -----------
Cash and Cash Equivalents at End of Period............  $  76,015   $  60,499        $    76,015
                                                        =========   =========        ===========

Supplemental Non-Cash Financing Transactions:

Cash paid for:
    Interest..........................................  $      --   $      --        $        --
    Income taxes......................................  $      --   $      --        $        --

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

                           JANUARY 31, 2000 AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Organization

        The Company was incorporated under the name of Zeppelin Production Corporation on June 3, 1996 under the laws of the State of Nevada. The Company was organized to provide aerial photography and advertising promotion through the use of helium filled remote control blimps, however operations were never secured.

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

        Powertek was incorporated under the laws of the State of Nevada on January 19, 1996. The Company was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of the date of these statements, the Company has been able to advance the battery technology to a proof of principle stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

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

    e.  Provision for Income Taxes

        No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $1,800,665 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

    f.  Organization Costs

        Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues.

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                           JANUARY 31, 2000 AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    g.  Principles of Consolidation

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

NOTE 2--GOING CONCERN

        The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3--PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at January 31, 2000 and 1999:

                                                                JANUARY 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Office Equipment..........................................  $10,773    $ 8,863
Manufacturing Equipment...................................    4,076      2,267
Leasehold Improvements....................................    2,164      2,164
                                                            -------    -------
                                                             17,013     13,294
  Less Accumulated Depreciation...........................   (4,182)    (1,910)
                                                            -------    -------
Total Property & Equipment................................  $12,831    $11,384
                                                            =======    =======

        Depreciation expense for the period ended January 31, 2000 and 1999 is $2,272 and $1,910, respectively.

NOTE 4--CAPITALIZATION

        Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and Powertek Technology, Inc. (Powertek) the Company authorized 2,500,000 shares at a par value of

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                           JANUARY 31, 2000 AND 1999

NOTE 4--CAPITALIZATION (CONTINUED)
    $.01 and had 2,500,000 issued and outstanding. The par value in these financial statements have been retroactively restated to show the new par value.

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

        During the year ended January 31, 2000, the Company issued 2,900,000 shares of common stock for cash of $290,000.

        During the year ended January 31, 2000, the Company issued 548,800 shares of common stock in exchange for services valued at $329,550.

        On December 22, 1999, the Company issued 1,034,000 shares of restricted Common Stock at $.25 per share to Mr. Lee A. Balak, the President and a director of the Company, in exchange for cancellation of a $258,500 note, including accrued interest.

NOTE 5--DEVELOPMENT STAGE COMPANY

        The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital, in order to generate significant operations.

NOTE 6--ACCOUNTS AND LOANS PAYABLE--RELATED PARTY

        The Company had $65,515 of research and development fees paid for by a majority shareholder. The balance was non-interest bearing through January 31, 1998. For the year ending January 31, 2000, the balance was interest bearing at 10% per annum. The Company intends to repay the balance within one year.

        The Company had $86,067 of research and development fees advanced by MikroDri, Inc., a related entity with common shareholders and management. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

        Mr. Lee A. Balak, the President and a director of the Company, loaned and advanced approximately $258,500 to the Company as of December 22, 1999, for research and development fees. The

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                           JANUARY 31, 2000 AND 1999

NOTE 6--ACCOUNTS AND LOANS PAYABLE--RELATED PARTY (CONTINUED) research and development fees were paid by the Company to Neo-Dyne
    Research, Inc. ("Neo-Dyne"), a research and development company owned by Alvin A. Snaper, also a director, Vice President, Secretary and Treasurer of the Company. Neo-Dyne has conducted substantially all of the research and development activities regarding the principal products of the Company, including its batteries, pipeline connection technology, and its allow sensor technology. On December 22, 1999, the Company authorized the issuance of 1,034,000 shares of restricted Common Stock at $.25 per share to Mr. Balak in exchange for the cancellation of the $258,500 debt, including accrued interest.

        Mr. Lee A. Balak, the President and a director of the Company, loaned $110,000 to the Company. The note is due on demand, and the balance is non-interest bearing through January 31, 2000.

        The Company rents a facility in Las Vegas, Nevada, from Bonanza West Properties, a partnership that is 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the year ended January 31, 2000, totaled approximately $139,000.

NOTE 7--PATENTS

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

NOTE 8--PRIOR PERIOD ADJUSTMENT

        An adjustment in the amount of $20,000 has been recorded on the books as of January 31, 2000. The adjustment is due to an over-reported shareholders' equity amount in the prior year ended January 31, 1999. The entry has been recorded to reduce additional paid-in capital and to offset the overstated expense in the prior year.

NOTE 9--COMMITMENTS

        In connection with the acquisition of patent number 5,442,846, the Company is committed to a 3% royalty on Gross Sales.

NOTE 10--SUBSEQUENT EVENT

    The Company entered into an Investment Agreement dated April 17, 2000 (the "Agreement") with Swartz Private Equity, LLC of Roswell, Georgia ("SPE"). The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of the Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to

       See Independent Auditor's Report and Notes to Financial Statements

                             POWER TECHNOLOGY, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                           JANUARY 31, 2000 AND 1999

NOTE 10--SUBSEQUENT EVENT (CONTINUED)
time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, SPE is committed to purchase Common Stock of the Company at a purchase price equal to the lesser of the
(i) then current market price minus $.25, or (ii) 91% of the then current market price. Market price is defined to mean the lowest bid price for Common Stock on the last business day during a pricing period (the date following the notice from the Company and ending on the 20th day thereafter). Unless the Company specifically requests SPE to purchase its Common Stock by written notification to SPE, SPE has no right to acquire any securities of the Company and the Company has no obligation to offer and sell its securities to SPE. Under the terms of the Agreement, the Company will be issuing to SPE a warrant to purchase 490,000 shares of the Common Stock of the Company at an exercise price of $.8125 per share, payable in cash or in a cashless exercise based upon a formula adjusted by such exercise price and the average closing price for five trading days prior to the exercise date, (with price reset provisions) during a term of five years. The Company will be issuing additional warrants to SPE to purchase a number of shares equal to 10% of each purchase of shares made by SPE during the term of the Agreement. The shares of Common Stock and warrants of the Company to be issued to SPE are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.

       See Independent Auditor's Report and Notes to Financial Statements

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             POWER TECHNOLOGY, INC.

Date: May 15, 2000

By:                     /s/ Lee A. Balak                            /s/ Alvin A. Snaper
                        -----------------------------------------   -----------------------------------------
                        Lee A. Balak                                Alvin A. Snaper
                        Director, President, Chief Financial        Director and Vice President--Development,
                        Officer                                     Treasurer and Secretary
                        and Principal Accounting Officer

                                                                    /s/ William E. McNerney
                                                                    -----------------------------------------
                                                                    William E. McNerney
                                                                    Director and Executive Vice President

                 ____________/s/ Bryson F. Farrill____________
                               Bryson F. Farrill
                                    Director