Form 10-Q
period 2000-04-30
POWER TECHNOLOGY INC/CN
filed 2000-06-21
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

         COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

           NEVADA                                       88-0395816
-------------------------------            -----------------------------------
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

                                 NOT APPLICABLE
               ----------------------------------------------------
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 18,468,055 SHARES.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   NO X
                                                                     ---  ---

POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  April 30                  January 31
                                                    2000                       2000
                                                 (Unaudited)                 (Audited)
                                                 -----------                 ---------
CURRENT ASSETS
         Cash                                     $ 415,124                  $ 76,015
         Accounts receivable                          1,000                         0
                                                  ---------                 ---------
                                                    416,124                    76,015
                                                  ---------                 ---------

PROPERTY AND EQUIPMENT, NET                          14,584                    12,831
                                                  ---------                 ---------

OTHER ASSETS
         Prepaid expense                             20,000                    20,000
         Organization costs                           3,750                     5,000
         Patents                                     65,000                    65,000
                                                  ---------                 ---------
                                                     88,750                    90,000
                                                  ---------                 ---------
                                                   $519,458                  $178,846
                                                  =========                 =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable - trade                 $       0                 $   5,184
         Accounts payable - related party           600,760                    65,515
         Accrued expenses                            16,469                    16,469
         Advance re: Micro-Dry Technology            81,549                    86,067
         Loan payable                               167,511                   110,000
                                                  ---------                ----------
                                                    866,289                   283,285
                                                  ---------                ----------

COMMON STOCK
         Par value $.001, authorized 25,000,000;
         issued and outstanding 16,817,500           16,818                    16,818

ADDITIONAL PAID IN CAPITAL                        1,659,458                 1,659,458
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE     (2,023,107)               (1,800,665)
PRIOR PERIOD ADJUSTMENT                                 -0-                    20,000
                                                -----------                ----------
TOTAL SHAREHOLDERS' EQUITY                      (   346,831)                 (104,389)
                                                -----------                ----------
                                                $   519,458                $  178,846
                                                ===========                ==========

See accompanying notes to financial statements.

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months
                                                          ended April 30,
                                                       2000            1999
                                                      ------          ------

REVENUE                                              $        0     $        0
                                                     ----------     ----------

EXPENSES

         General and administrative                    147,587         117,549
         Research and development                       94,855          37,471
                                                     ----------     ----------

NET LOSS FOR THE PERIOD                              $(242,442)     $(155,020)
                                                     ==========     ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                  16,817,500
LOSS PER SHARE FOR THE PERIOD                        $     (.01)    $   (.01)
                                                     ==========     ========


See accompanying notes to financial statements.

                             POWER TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                          For  the three months
                                                                              ended April 30
                                                                           2000            1999
                                                                       ------------     -----------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

         Net loss for the period                                       $(242,442)       $(155,020)
         Less non cash working capital items:
                  Amortization                                             1,250            1,250
                 (Increase) decrease in accounts receivable               (1,000)          (1,000)
                  Increase  (decrease) in accounts payable                (5,184)          97,019
                  Increase  (decrease) in accounts payable-
                    Related party                                        535,245                0
                                                                       ---------        ---------
                                                                         287,869          (57,751)
                                                                       ---------        ---------

INVESTING ACTIVITIES

         Advances from MikroDri                                           (4,518)               0
         Increase (decrease) in loans payble                              57,511                0
         Purchase of equipment                                            (1,753)        (    656)
                                                                       ---------        ---------
                                                                          51,240         (    656)
                                                                       ---------        ---------

FINANCING ACTIVITIES

         Issuance of common stock                                              0          262,250
                                                                       ---------        ---------

INCREASE IN CASH                                                         339,109          203,843

CASH - BEGINNING OF THE PERIOD                                            76,015           60,499
                                                                       ---------        ---------

CASH - END OF THE PERIOD                                               $ 415,124         $264,342
                                                                       =========        =========


   See accompanying notes to financial statements.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    UNAUDITED

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


--------------------------------------------------------------------------------
       See Notes to Financial Statements

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    UNAUDITED

NOTE 1 - Summary Of Significant Accounting Policies (continued)

         e.   Provision for Income Taxes

              No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,023,107 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

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

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    UNAUDITED

NOTE 3 - Property and Equipment

         Property and equipment consists of the following at April 30, 2000 and January 31, 2000:

                                                  April 30,     January 31,
                                                    2000           2000
                                                -----------    -----------
         Office Equipment                       $    12,526    $    10,773
         Manufacturing Equipment                      4,076          4,076
         Leasehold Improvements                       2,164          2,164
                                                -----------    -----------
                                                     18,766         17,013
              Less Accumulated Depreciation          (4,182)        (4,182)
                                                -----------    -----------
         Total Property & Equipment             $    14,584    $    12,831
                                                ===========    ===========

         Depreciation expense for the period ended April 30, 2000 and January 31, 2000 is $-0- and $1,910, respectively.


NOTE 4 - Capitalization

              Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and Powertek Technology, Inc. (Powertek), the Company authorized 2,500,000 shares at a par value of $.01 and had 2,500,000 issued and outstanding. The par value in these financial statements have been retroactively restated to show the new par value.

              In the reverse acquisition, the 2,500,000 shares of Powertek were exchanged for 5,000,000 shares of Power Technology, Inc. (formerly Zepplin Production Corp.). The total number of post-acquisition shares authorized are 25,000,000 at a par value of $.001. Total number of post-acquisition shares issued and outstanding were 5,300,000 shares.

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

NOTE 5 - Series A Convertible Notes and Warrants

              The Company offered and sold its Series A Convertible Notes and Warrants for the aggregate amount of $600,000 during January 2000, in reliance upon Regulation S under the Securities Act of 1933. The notes have a term of one year, bear interest at the rate of 10% per annum payable in the Common Stock of the Company at the rate of $.50 per share, and the principal amount of the notes are convertible into the Common Stock of the Company at the option of the holders at $.50 per share (total of 1,200,000 shares of Common Stock). In connection with the sale of the notes, the holders were also issued warrants to purchase 1,200,000 shares of Common Stock of the Company that are exercisable at $.60 per share at any time on or before the close of business on January 28, 2001.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    UNAUDITED

NOTE 6 - Development Stage Company

              The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital, in order to generate significant operations.

NOTE 7 - Accounts and Loans Payable - Related Party

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

              The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the year ended January 31, 2000 totaled approximately $139,000, and were $6,000 during the three month period ended April 30, 2000.

NOTE 8 - Patents

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

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                    UNAUDITED

NOTE 9 - Prior Period Adjustment

              An adjustment in the amount of $20,000 has been recorded on the books as of January 31, 2000. The adjustment is due to an over-reported shareholders' equity amount in the prior year ended January 31, 1999. The entry has been recorded to reduce additional paid-in capital and to offset the overstated expense in the prior year.

NOTE 10 - Commitments

              In connection with the acquisition of patent number 5,442,846, the Company is committed to a 3% royalty on Gross Sales.

NOTE 11 - Subsequent Events

              THE COMPANY entered into an Investment Agreement dated APRIL 17, 2000 (the "AGREEMENT") with Swartz Private Equity, LLC of Roswell, Georgia ("SPE"). The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of THE COMPANY, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of THE COMPANY, as requested from time to time by THE COMPANY as its equity capital needs arise during the term of the Agreement. Upon written notice from THE COMPANY, SPE is committed to purchase Common Stock of THE COMPANY at a purchase price equal to the lesser of the (i) then current market price minus $.25, or (ii) 91% of the then current market price. Market price is defined to mean the lowest bid price for Common Stock on the last business day during a pricing period (the date following the notice from THE COMPANY and ending on the 20th day thereafter). Unless THE COMPANY specifically requests SPE to purchase its Common Stock by written notification to SPE, SPE has no right to acquire any securities of THE COMPANY and the Company has no obligation to offer and sell its securities to SPE. Under the terms of the Agreement, THE COMPANY will be issuing to SPE a warrant to purchase 490,000 shares of the Common Stock of THE COMPANY at an exercise price of $.8125 per share, payable in cash or in a cashless exercise based upon a formula adjusted by such exercise price and the average closing price for five trading days prior to the exercise date, (with price reset provisions) during a term of five years. THE COMPANY will be issuing additional warrants to SPE to purchase a number of shares equal to 10% of each purchase of shares made by SPE during the term of the Agreement. The shares of Common Stock and warrants of THE COMPANY to be issued to SPE are covered by a Registration RIGHTS AGREEMENT requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                                      THREE MONTHS ENDED
                                                                             APRIL 30
                                                                --------------------------------
                                                                     2000                1999
                                                                ------------        ------------
                                                                          (unaudited)
Revenues ...................................................    $          0        $          0

General and administrative expenses ........................         147,587             117,549

Research and Development ...................................          94,855              37,471
                                                                ------------        ------------

Net income (loss) ..........................................    $   (242,442)       $   (155,020)

Net income (loss) per share ................................    $       (.01)       $       (.01)

THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1999

         REVENUES. The Company had no revenues during the first three months of 2000 and 1999, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 25.6% to $147,587 in the three month period ended April 30, 2000, from $117,549 in 1999. This increase is principally attributable to increased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased approximately 153% during the first three months of fiscal 2000 to $94,855, compared to the first three months of 1999 from $37,471.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased from $110,000 at April 30, 1999, to $167,511 at April 30, 2000, an increase of approximately 52%. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs to a research company owned by Alvin A. Snaper, a director and Vice President, Secretary and Treasurer of the Company.

         RESULTS OF OPERATIONS. The net loss of the Company increased to $242,442 during the three month period ended April 30, 2000, as compared with a loss of $155,020 during the same period of 1999, an increase of approximately 56.4%, and was due primarily to the increase in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.


                                                                  THREE MONTHS ENDED
                                                                        APRIL 30
                                                           ---------------------------------
                                                               2000                 1999
                                                           -------------       -------------
Net cash used in operating activities .................    $   (242,442)       $   (155,020)

Net cash used in investing activities .................    $     51,240        $       (656)

Net cash provided by financing activities .............    $          0        $    262,250

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2000 and 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of options, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         At April 30, 2000, the Company had current assets of $416,124 and current liabilities of $866,289, resulting in a working capital deficit of $450,165, as compared to a working capital deficit of $207,220 at January 31, 2000.

         Net cash used in operating activities increased to $242,442 for the three months ended April 30, 2000, from $155,020 for the three months ended April 30, 1999, a difference of $87,422. The increase in net cash used in operating activities was primarily attributable to the increase in its research and development costs regarding its battery technology.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended April 30, 2000.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          Exhibit 10(a) Series A Convertible Note in the amount of $75,000, and Warrant to purchase 150,000 shares of common stock of the Company

          Exhibit 10(b) Series A Convertible Note in the amount of $525,000, and Warrant to purchase ________ shares of common stock of the Company

          Exhibit No. 27            Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          A report on Form 8-K was filed by the Company during the fiscal quarter ended April 30, 2000, regarding the matters described in note 11 to the consolidated financial statements of the Company contained herein.


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER TECHNOLOGY, INC.


Date: June 21, 2000                By:  /s/ LEE A. BALAK
                                   --------------------------------------------
                                   Lee A. Balak, President, Chief Financial
                                   Officer, and Principal Accounting Officer