Form 10QSB
period 2000-07-31
POWER TECHNOLOGY INC/CN
filed 2000-09-14
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 18,409,305 SHARES.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
         YES      NO  X
             ---     ---

Item 1.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                                        July 31             January 31
                                                                                          2000                 2000
                                                                                      (Unaudited)            (Audited)
                                                                                     ------------          ------------

                                     ASSETS

CURRENT ASSETS
         Cash                                                                        $    232,114          $     76,015
         Accounts receivable                                                                1,000                     0
                                                                                     ------------          ------------
                                                                                          233,114                76,015
                                                                                     ------------          ------------

PROPERTY AND EQUIPMENT, NET                                                                18,142                12,831
                                                                                     ------------          ------------

OTHER ASSETS
         Prepaid expense                                                                   20,000                20,000
         Organization costs                                                                 2,500                 5,000
         Patents                                                                           78,500                65,000
                                                                                     ------------          ------------
                                                                                          101,000                90,000
                                                                                     ------------          ------------
                                                                                     $    352,256          $    178,846
                                                                                     ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable - trade                                                    $          0          $      5,184
         Accrued expenses                                                                  16,469                16,469
         Advance re: Micro-Dry Technology                                                  53,003                86,067
         Loan payable                                                                     165,036               110,000
                                                                                     ------------          ------------
                                                                                          234,508               283,285

         Convertible Debt                                                                 600,760                65,515
                                                                                     ------------          ------------
                                                                                          835,268               348,800
COMMON STOCK
         Par value $.001, authorized 25,000,000;
         17,663,500 and 16,817,500 issued & outstanding
         as of July 31, 2000 and January 31, 2000,
         respectively                                                                      17,664                16,818
ADDITIONAL PAID IN CAPITAL                                                              2,062,362             1,659,458
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                           (2,563,038)           (1,800,665)
PRIOR PERIOD ADJUSTMENT                                                                       -0-                20,000
                                                                                     ------------          ------------
                                                                                         (483,012)             (104,389)
                                                                                     ------------          ------------

                                                                                     $    352,256          $    178,846
                                                                                     ============          ============


                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the six months
                                                      ended July 31,
                                                2000                  1999
                                            ------------          ------------
REVENUE                                     $          0          $          0
                                            ------------          ------------

EXPENSES

         General and administrative              594,204               251,294
         Research and development                188,169                53,324
                                            ------------          ------------

NET LOSS FOR THE PERIOD                     $   (782,373)         $   (304,618)
                                            ============          ============


WEIGHTED AVERAGE SHARES OUTSTANDING           17,663,500             15,257200
LOSS PER SHARE FOR THE PERIOD               $       (.04)         $       (.01)
                                            ============          ============


                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)



                                                                                      For the six months
                                                                                        ended July 31,
                                                                                  2000                   1999
                                                                               ------------          ------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

         Net loss for the period                                               $   (782,373)         $   (304,618)
         Less non cash working capital items:
                  Amortization                                                        2,500                 2,500
                  (Increase) decrease in accounts receivable                         (1,000)               (1,000)
                  Increase (decrease) in accounts payable                            (5,184)               49,215
                  Increase (decrease) in accounts payable-
                     Related party                                                  535,245                     0
                                                                               ------------          ------------
                                                                                   (250,812)             (253,903)
                                                                               ------------          ------------
INVESTING ACTIVITIES

         Advances from MikroDri                                                     (33,064)                    0
         Increase (decrease) in loans payble                                         57,511                     0
         Investment in technology                                                   (13,500)                    0
         Purchase of equipment                                                       (5,311)               (3,719)
                                                                               ------------          ------------
                                                                                     (5,636)               (3,719)
                                                                               ------------          ------------
FINANCING ACTIVITIES

         Issuance of common stock                                                   403,750               302,250
                                                                               ------------          ------------
                                                                                    403,750               302,250
                                                                               ------------          ------------

INCREASE IN CASH                                                                    147,302                44,628

CASH - BEGINNING OF THE PERIOD                                                       76,015                60,499
                                                                               ------------          ------------

CASH - END OF THE PERIOD                                                       $    232,114          $    105,127
                                                                               ============          ============


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

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                    UNAUDITED

NOTE 1 - Summary Of Significant Accounting Policies (continued)

         e.   Provision for Income Taxes

              No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $2,023,107 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.


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

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                    UNAUDITED



NOTE 3 - Property and Equipment

         Property and equipment consists of the following at July 31, 2000 and January 31, 2000:



                                                 July 31,       January 31,
                                                   2000            2000
                                                -----------    -----------
         Office Equipment                       $    16,084    $    10,773
         Manufacturing Equipment                      4,076          4,076
         Leasehold Improvements                       2,164          2,164
                                                -----------    -----------
                                                     22,324         17,013
              Less Accumulated Depreciation          (4,182)        (4,182)
                                                -----------    -----------
         Total Property & Equipment             $    18,142    $    12,831
                                                ===========    ===========


         Depreciation expense for the period ended July 31, 2000 and January 31, 2000 is $-0- and $1,910, respectively.

NOTE 4 - Capitalization

              Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and Powertek Technology, Inc. (Powertek) the Company authorized 2,500,000 shares at a par value of $.01 and had 2,500,000 issued and outstanding. The par value in these financial statements have been retroactively restated to show the new par value.

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

              During the second quarter ended July 31, 2000, the Company issued 846,000 of common stock for cash in the amount of $403,750.

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

NOTE 6 - Accounts and Loans Payable - Related Party

              The Company had $65,515 of research and development fees paid for by a majority shareholder. The balance was non-interest bearing through January 31, 1998. For the year ending January 31, 2000, the balance was interest bearing at 10% per annum. The Company intends to repay the balance within one year.

              The Company had $53,003 of research and development fees advanced by MikroDri, Inc., a related entity with common shareholders and management. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

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

              Mr. Lee A. Balak, the President and a director of the Company, loaned $600,760 to the Company. The note is due on demand, and the balance is non- interest bearing through April 30, 2000.

              The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the year ended January 31, 2000 totaled approximately $139,000.


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


NOTE 8 - Prior Period Adjustment

              An adjustment in the amount of $20,000 has been recorded on the books as of January 31, 2000. The adjustment is due to an over-reported shareholders' equity amount in the prior year ended January 31, 1999. The entry has been recorded to reduce additional paid-in capital and to offset the overstated expense in the prior year.


NOTE 9 - Commitments

              In connection with the acquisition of patent number 5,442,846, the Company is committed to a 3% royalty on Gross Sales.

NOTE 10 - Subsequent Events

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:



                                                                         SIX MONTHS ENDED
                                                                              JULY 31
                                                                  ----------------------------
                                                                      2000             1999
                                                                  -----------      -----------
                                                                           (unaudited)
Revenues.................................................         $        0       $        0

General and administrative expenses......................            594,204          251,294

Research and Development.................................            188,169           53,324
                                                                  -----------      -----------

Net income (loss)........................................         $ (782,373)      $ (304,618)

Net income (loss) per share..............................         $     (.04)      $     (.01)




SIX MONTHS ENDED JULY 31, 2000 COMPARED WITH SIX MONTHS ENDED JULY 31, 1999

         REVENUES. The Company had no revenues during the first six months of 2000 and 1999, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 236% to $594,204 in the six month period ended July 31, 2000, from $251,294 in 1999. This increase is principally attributable to increased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased approximately 353% during the first six months of fiscal 2000 to $188,373, compared to the first six months of 1999 from $53,324.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party decreased from $197,302 at July 31, 1999, to $53,003 at July 31, 2000, an
decrease of approximately 372%. This decrease arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs to a research company owned by Alvin A. Snaper, a director and Vice President, Secretary and Treasurer of the Company.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $782,373 during the six month period ended July 31, 2000, as compared with a loss of $304,618 during the same period of 1999, a reduction of approximately 257%, and was due primarily to the increase in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.



                                                                 SIX MONTHS ENDED
                                                                      JULY 31
                                                     -----------------------------------------
                                                            2000                    1999
                                                     ------------------       ----------------
Net cash used in operating activities                 $      (250,812)         $    (253,903)

Net cash used in investing activities                 $        (5,636)         $      (3,719)

Net cash provided by financing activities             $       403,750          $     302,250


         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the six month periods ended July 31, 2000 and 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         Power Technology, Inc. (the "Company") entered into an Investment Agreement dated April 17, 2000 (the "Agreement") with Swartz Private Equity, L.L.C. of Roswell, Georgia ("SPE").

         The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of the Company, subject to certain volume limitations and other conditions, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement.

         Upon written notice from the Company, SPE is committed to purchase Common Stock of the Company at a purchase price equal to the lesser of the (i) then current market price minus $.25, or (ii) 91% of the then current market price. Market price is defined to mean the lowest bid price for the Common Stock on the last business day during a pricing period beginning on (the date following the notice from the Company and ending on the 20th day thereafter).

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

         At July 31, 2000, the Company had current assets of $233,114 and current liabilities of $835,268, resulting in a working capital deficit of $602,154, as compared to a working capital deficit of $207,220 at January 31, 2000.

         Net cash used in operating activities decreased to $(250,812) for the six months ended July 31, 2000, from $(253,903) for the six months ended July 31, 1999, a difference of $3,091. The increase in net cash used in operating activities was primarily attributable to the increase in its research and development costs regarding its battery technology.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None


ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended July 31, 2000.

ITEM 5.           OTHER INFORMATION.

         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit No. 27                     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 2000.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POWER TECHNOLOGY, INC.



Date:    September 14, 2000            By:  /s/ Lee A. Balak
                                          -------------------------------------
                                       Lee A. Balak, President, Chief Financial
                                       Officer, and
                                       Principal Accounting Officer