Form 10QSB
period 2000-10-31
POWER TECHNOLOGY INC/CN
filed 2000-12-20
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 18,876,805 SHARES.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                ---     ---

Item 1.
                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


ASSETS

                                                                October 31,         January 31,
                                                                   2000                2000
                                                               (Unaudited)           (Audited)
                                                            ------------------ --------------------
                 Current Assets
                     Cash                                        $    131,716         $     76,015
                     Accounts receivable                                1,000                    -
                                                            ------------------ --------------------
                 Total current assets                                 132,716               76,015

                 Property & Equipment, Net (Note 3)                    20,199               12,831
                                                            ------------------ --------------------

                 Other Assets
                     Prepaid expenses                                  20,000               20,000
                     Organizational costs (Note 1)                      1,250                5,000
                     Patents (Note 8)                                  78,500               65,000
                                                            ------------------ --------------------
                                                                       99,750               90,000
                                                            ------------------ --------------------

                                                                 $    252,665         $    178,846
                                                            ================== ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

                Current Liabilities
                    Accounts payable - trade                     $          -         $      5,184
                    Advances from MicroDri (Note 6)                    73,417               86,067
                    Accrued expenses                                   10,200               16,469
                    Loan payable (Note 6)                             165,036              110,000
                                                             ------------------- -------------------
                Total current liabilities                             248,653              217,720

                     Convertible debt (Note 7)                        600,760               65,515
                                                             ------------------ --------------------

                                                                      849,413              283,235

                Common stock, $.001 par value;
                25,000,000 shares authorized;
                17,972,500 and 16,817,500 shares
                issued and outstanding as of
                10/31/00 and 1/31/00, respectively                     17,973               16,818
                Additional paid-in capital                          2,257,178            1,659,458
                Deficit accumulated during the
                development stage                                  (2,871,899)          (1,800,665)
                Prior period adjustment (Note 8)                            -               20,000
                                                             ------------------- -------------------
                                                                     (596,748)            (104,389)
                                                             ------------------- -------------------

                                                                 $    252,665         $    178,846
                                                             =================== ===================

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                   Nine months ended  Nine months ended
                                                                      October 31,        October 31,
                                                                         2000                1999
                                                                      (Unaudited)        (Unaudited)
                                                                   ------------------ -------------------
           Revenues                                                      $         -         $         -
           Expenses
               General & Administrative                                      797,519             705,859
               Research & Development                                        293,715              84,599
                                                                   ------------------ -------------------

           Net Operating Loss                                             (1,091,234)           (790,458)
                                                                   ------------------ -------------------


           Net loss                                                      $(1,091,234)        $  (790,458)
                                                                   ================== ===================

           Weighted average shares outstanding                            17,972,500          15,783,500
                                                                   ================== ===================

           Loss per share                                                $      (.06)        $      (.03)
                                                                   ================== ===================

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                               Nine months      Nine months
                                                                                  ended            ended
                                                                               October 31,      October 31,
                                                                                   2000             1999
                                                                               (Unaudited)      (Unaudited)
                                                                             ---------------  ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(1,091,234)        $(790,458)

     Depreciation and amortization expense                                            1,250             3,750
     (Increase) decrease in accounts receivable                                      (1,000)            3,500
     Increase (decrease) in accounts payable                                         (5,184)          247,895
     Increase (decrease) in accrued expenses                                         (6,269)                -
                                                           ---------------------------------- -----------------
     NET CASH USED BY OPERATING ACTIVITIES                                       (1,102,437)         (535,313)
                                                           ---------------------------------- -----------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment                                                           (2,057)           (3,719)
     Cash paid for patent                                                           (13,500)                -
     Advances from (repayments to)  MicroDri                                        (12,650)                -
     Issuance of convertible debt                                                   535,245                 -
     Loan payable - related party                                                    52,225                 -
                                                           ---------------------------------- -----------------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               559,263            (3,719)
                                                           ---------------------------------- -----------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Cash from issuance of stock                                                    598,875           619,549
                                                           ---------------------------------- -----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      598,875           619,549
                                                           ---------------------------------- -----------------
     INCREASE IN CASH                                                                55,701            80,517
     Cash at Beginning of Period                                                     76,015            60,499
                                                           ---------------------------------- -----------------
     Cash at End of Period                                                      $   131,716         $ 141,016
                                                           ================================== =================
     Supplemental Non-Cash Financing Transactions:
     Interest                                                                   $         -         $       -
     Income taxes                                                               $         -         $       -

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - Summary Of Significant Accounting Policies

         a.   Organization

                  The Company was incorporated under the name of Zeppelin Production Corporation on June 3, 1996 under the laws of the State of Nevada. The Company was organized to provide aerial photography and advertising promotion through the use of helium filled remote control blimps, however, operations were never secured.

                  Pursuant to a plan of reorganization and acquisition agreement dated February 15, 1998, the Company acquired PowerTek Technology, Inc. (PowerTek) and changed its name to Power Technology, Inc. Because the management and operations of PowerTek became the management and operations of Zeppelin, this business combination has been recorded as a reverse acquisition.

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

         e.   Provision for Income Taxes

                  No provision for income taxes have been recorded due to net operating loss carry-forwards totaling approximately $2,871,899 that will be offset against future taxable income. These NOL carry-forwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - Summary Of Significant Accounting Policies (continued)

         f.   Principles of Consolidation

                  These financial statements include the books of Power Technology, Inc (formerly Zeppelin) and its wholly owned subsidiary PowerTek Technologies, Inc. All intercompany transactions and balances have been eliminated in the consolidation.

         g.   Use of Estimates in the Preparation of Financial Statements

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

         h.   Organizational Costs

                  Organizational costs are amortized over a period of 60 months. Amortization expense for the year ended December 31, 1999 is $2,500.

NOTE 2 - Going Concern

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of management to obtain additional working capital and a profitable level of operations.


NOTE 3 - Property and Equipment

         Property and equipment consists of the following at October 31, 2000 and January 31, 2000:

                                                October 31,     January 31,
                                                   2000            2000
                                              ---------------- --------------
             Office equipment                       $  18,141      $  10,773
             Manufacturing equipment                    4,076          4,076
             Leasehold improvements                     2,164          2,164
                                              ---------------- --------------

             Accumulated depreciation                  (4,182)        (4,182)
                                              ---------------- --------------

             Net property & equipment               $  20,199      $  12,831
                                              ================ ==============

         Depreciation expense for the period ended October 31, 2000 and January 31, 2000 is $0 and $2,272, respectively.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 4 - Capitalization

                  Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and PowerTek Technology, Inc. (PowerTek) the Company authorized 2,500,000 shares at a par value of $.01 and had 2,500,000 issued and outstanding. The par value in these financial statements have been retroactively restated to show the new par value $0.001.

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

                  During the nine months ended October 31, 2000, the Company issued 1,155,000 of Common Stock for cash in the amount of $598,875.

                  On December 7, 2000, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 100,000,000 shares, and to establish a new class of 1,000,000 shares of preferred stock, $.01 par value.

NOTE 5 - Development Stage Company

                  The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital in order to generate significant operations.

NOTE 6 - Accounts and Loans Payable - Related Party

                  The Company had $65,515 of research and development fees paid for by a majority shareholder. The balance was non-interest bearing through January 31, 1999. For the year ended January 31, 2000, the balance was interest bearing at 10% per annum. The Company intends to repay the balance within one year.

                             POWER TECHNOLOGY, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 6 - Accounts and Loans Payable - Related Party (continued)

                  The Company had $73,417 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

                  Mr. Lee A. Balak, the President and a director of the Company, loaned and advanced approximately $258,500 to the Company as of December 22, 1999, for research and development fees. The research and development fees were paid by the Company to consultants, including Neo-Dyne Research, Inc. ("Neo-Dyne"), a research and development company owned by Alvin A. Snaper, also a director, Vice President, Secretary and Treasurer of the Company. Consultants and Neo-Dyne have conducted substantially all of the research and development activities regarding the principal products of the Company, including its batteries, pipeline connection technology, and its allow sensor technology. On December 22, 1999, the Company authorized the issuance of 1,034,000 shares of restricted Common Stock at $.25 per share to Mr. Balak in exchange for the cancellation of the $258,500 debt, including accrued interest.

                  Mr. Lee A. Balak, the President and a director of the Company, loaned $110,000 to the Company. The note is due on demand, and the balance is non-interest bearing through January 31, 2000.

                  The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the year ended 1/31/00 totaled approximately $24,000.

NOTE 7 - Series A Convertible Notes

                  The Company has issued $600,000 of its Series A Convertible Notes (the "Notes"). The Notes are convertible into the Common Stock of the Company at $.50 per share for a total of 1,200,000 shares of Common Stock upon full conversion, with interest at the rate of 10% per annum payable in Common Stock of the Company at $.50 per share.

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

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

NOTE 11 - Subsequent Events

                  The Company entered into an Investment Agreement dated April
             17, 2000 (the "AGREEMENT") with Swartz Private Equity, LLC of Roswell, Georgia ("SPE"). The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of he Company, not to exceed 9.9% of the then total issued and outstanding shares of Common Stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, SPE is committed to purchase Common Stock of the Company at a purchase price equal to the lesser of the (i) then current market price minus $.25, or (ii) 91% of the then current market price. Market price is defined to mean the lowest bid price for Common Stock on the last business day during a pricing period (the date following the notice from the Company and ending on the 20th day thereafter). Unless the Company specifically requests SPE to purchase its Common Stock by written notification to SPE, SPE has no right to acquire any securities of the Company and the Company has no obligation to offer and sell its securities to SPE. Under the terms of the Agreement, the Company will be issuing to SPE a warrant to purchase 490,000 shares of the Common Stock of the Company at an exercise price of $.8125 per share, payable in cash or in a cashless exercise based upon a formula adjusted by such exercise price and the average closing price for five trading days prior to the exercise date, (with price reset provisions) during a term of five years. The Company will be issuing additional warrants to SPE to purchase a number of shares equal to 10% of each purchase of shares made by SPE during the term of the Agreement. The shares of Common Stock and warrants of the Company to be issued to SPE are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:


                                                                          NINE MONTHS ENDED
                                                                              OCTOBER 31
                                                              ------------------------------------------
                                                                      2000                    1999
                                                              -------------------    -------------------
                                                                             (unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .   $       -0-            $      -0-

General and administrative expenses. . . . . . . . . . . . .   $    797,519           $   705,859

Research and Development . . . . . . . . . . . . . . . . . .   $    293,715           $    84,599

Net income (loss). . . . . . . . . . . . . . . . . . . . . .   $ (1,091,234)          $  (790,458)

Net income (loss) per share. . . . . . . . . . . . . . . . .   $                      $


NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1999

         REVENUES. The Company had no revenues during the first nine months of 2000 and 1999, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 13% to $797,519 in the nine month period ended October 31, 2000, from $705,859 in 1999. This increase is principally attributable to increased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased approximately 347% during the first nine months of fiscal 2000 to $293,715, compared to the first nine months of 1999 from $84,599.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased from $ -0- at October 31, 1999, to $52,225 at October 31, 2000. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs.

         RESULTS OF OPERATIONS. The net loss of the Company increased to $1,091,234 during the nine month period ended October 31, 2000, as compared with a loss of $790,458 during the same period of 1999, an increase of approximately 38%, and was due primarily to the increase in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.


                                                                 NINE MONTHS ENDED
                                                                     OCTOBER 31
                                                     -----------------------------------------
                                                            2000                    1999
                                                     ------------------       ----------------

Net cash used in operating activities                 $ (1,102,437)            $ (535,313)

Net cash used in investing activities                 $    559,263             $   (3,719)

Net cash provided by financing activities             $    598,875             $  619,549


         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the nine month periods ended October 31, 2000 and 1999, respectively.

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

         At October 31, 2000, the Company had current assets of $132,716 and current liabilities of $849,413, resulting in a working capital deficit of $716,697, as compared to a working capital deficit of $207,220 at January 31, 2000.

         Net cash used in operating activities increased to $1,102,437 for the nine months ended October 31, 2000, from $535,313 for the nine months ended October 31, 1999, a difference of $567,124. The increase in net cash used in operating activities was primarily attributable to the increase in its research and development costs regarding its battery technology.

                           PART II - OTHER INFORMATION

ITEM L.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on September 14, 2000, in Las Vegas, Nevada.

         The following persons were elected at the annual meeting to be directors of the Company:

Lee A. Balak, Alvin A. Snaper, William E. McNerney, F. Bryson Farrill, and Hugo P. Pomrehn. The shareholders also approved the following proposals: (1) the adoption of the Company's 2000 Stock Option, SAR and Stock Bonus Plan;
(2) the amendment to the Articles of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 to 100,000,000 shares of Common Stock and established a new class of 1,000,000 shares of Preferred Stock; and ratified the selection of G. Brad Beckstead, CPA, as the independent auditor of the Company for the fiscal year ending January 31, 2001.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit No. 27             Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 2000.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POWER TECHNOLOGY, INC.


Date:    December 20, 2000          By:  /s/ Lee A. Balak
                                       --------------------------------------
                                    Lee A. Balak, President, Chief Financial
                                    Officer, and Principal Accounting Officer