Form 10KSB40
period 2001-01-31
POWER TECHNOLOGY INC/CN
filed 2001-05-16
CIK 1066978

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED JANUARY 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
                             ----------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                                      88-0395816
----------------------------------          ------------------------------------
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

         State issuer's revenues for its most recent fiscal year:
                  $ -0-.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of May 14, 2001:

                  Common stock, $.001 par value:  $8,063,610

         The number of shares of the registrant's common stock outstanding as of January 31, 2001:

                  19,756,805 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                                       Yes                       No    X
                                           -------                  -------

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

         The Company is a research and development company. It is presently engaged in research and development activities regarding (i) batteries for the automotive and electric car industries, (2) electronic sensors, (3) pipeline connection technology, and (4) grain drying equipment.


BATTERIES

         The primary business of the Company has been to develop improved technology for batteries to be used in the automotive and electric car industry, and other uses. Its battery technology has passed from the "proof of principle" stage to the "preliminary prototype" stage of development.

         The goal of the Company has been the development of batteries that (i) are lighter than conventional car batteries, (ii) have a higher charge/ quicker recharge rate, (iii) provide greater range, (iv) will be more cost effective, and (v) will be more environmentally friendly.

         Electric cars currently being produced have battery packs that last between 25,000 and 30,00 miles, weigh about 1,100 pounds, require a two to eight hour recharge period using a 220-volt outlet (or six to ten hours using a 110-volt outlet) and cost about $3,000 to $20,000 to replace. These operating and recharge statistics only apply to electric cars or batteries operating at room temperature. At higher temperatures, like those found on sun-soaked asphalt highways (approximately 50% of North America), battery life of conventional batteries is drastically diminished. At lower temperatures (the other half of North America), there is power loss in conventional batteries. Using today's state-of-the-art technology, electric vehicles will run on lead-acid batteries and carry two people about 50 miles on a hot day.

         The Company intends to continue its development efforts to be funded in part through licensees and industrial joint venture partners in order to broaden and build upon its products and technological base.

         The Company recognizes the need to protect its technology and has a patent pending covering its battery structure and materials.

         The importance of electric vehicles in the United States and abroad has increased because of concerns regarding air pollution, global climactic changes, ozone layer depletion, noise abatement, the price of gasoline, and dependence on imported oil. However, because of the costs and limited range of currently available batteries, the production and sales of electric vehicles has been very limited. There appears to be substantial demand for a high power, durable, high charge/discharge rate battery for electric cars and other hybrid electric vehicles (such as two and three wheeled vehicles that are numerous in Europe and third world countries).

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

         The Company's ability to compete effectively with other companies will depend, in part, on its ability to protect and maintain the proprietary nature of its technology. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company's patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. There can also be no assurance that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties.


BATTERY TECHNOLOGY

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


PROTOTYPE BATTERIES

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


BATTERY COMPETITION

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

         This pipeline connection technology is particularly useful for joining oil and gas pipelines, oil and gas well casings, and other large pipe connections such as those at refineries, chemical plants and other industrial operations. Because arc welding or other forms of extreme heat are hazardous, which are avoided by the Company's technology, there are substantial advantages in safety, avoidance of property damage, and avoidance of microcracks that can form splits and rupture under stress. The cold magnetic impulse method creates a uniform joint connection between pipes. The process is significantly faster than arc welding, requires less operator skill than welding, and avoids costly and complicated post-welding inspections. The magnetic impulse method also has the advantage that it can be performed in the field in any weather condition.

         The Company's pipeline connection technology is based upon the principle that whenever a rapidly changing magnetic flux cuts across a conductive material, such as the grooved sleeve to be used by the Company, a current is induced in the material. The current is proportional to the initial intensity and time rate of change of the magnetic flux. The induced current creates an associated magnetic field of such polarity as to oppose the magnetic field producing the current, creating very significant forces of repulsion. This effect is commonly called "Lenz's Law of Repulsion". This repulsion force of the Company's work coil pinches the conductive sleeve around the pipes.


ALLOY SENSOR TECHNOLOGY

         The Company is conducting research and development operations regarding its patented alloy sensor technology.

         The Company has been developing its alloy sensor technology as a permanently installed water detection device to check for the presence of water in storage tanks, fuel tanks and other systems. The alloy sensor is mounted on a valve socket that is connected to a meter. A plug inserted into the valve permits periodic inspection and reads the meter. Only a short time is necessary to check a number of fuel tanks, for example by the use of the plug and single ammeter without opening a drain valve (unless it is necessary to drain detected water out of the tank).

         The alloy sensors of the Company provides positive detection of water wherever needed and can be connected to a flow system or moisture alarms to detect leaks.


GRAIN DRYING TECHNOLOGY

         The Company is researching and developing microwave technology to develop a method to dry grain to acceptable levels for storage and sale on behalf of Fluidic/Microwave Systems, Inc., an affiliate of the Company. The Company owns 20% of Fluidic/Microwave Systems, Inc. The MicroDry process is being designed to move grain within harvesting machinery (ie, a combine) via air pressure.

         For example, grain such as wheat, soybeans, and corn all have a certain moisture content. To be properly stored, grain must be dried to the proper moisture level to prevent spoilage and mold, some of which is toxic to humans and livestock. While wheat and soybeans typically are harvested at lower moisture levels and are therefore easier to dry to safe levels in the field and after harvesting, corn in the United States is typically harvested at an average of 25% moisture content and must be dried to 10% to 15% moisture content for safe storage and acceptance at elevators for sale.

         A grain harvester has an elevator duct that lifts the grain into the storage tank located at the top of the harvester. The MicroDry process would replace this duct with an air lift structure that would begin the drying process while lifting the corn, or other grain, to the tank by using the warm air.

RESEARCH AND DEVELOPMENT

         Research and development efforts are directed at improving the performance and expanding the capabilities of its prospective products.

Although the Company expects that certain of its products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties or retain consultants.

         There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition or results of operations will be adversely affected.


PROPRIETARY RIGHTS AND LICENSING

         The Company's success is dependent upon proprietary technology. The Company will rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. In addition to its patents, the Company seeks to protect its products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products.


EMPLOYEES

         As of January 31, 2001, the Company had ten (10) full-time employees and two (2) consultants. Of the total, seven were engaged in product research and development, and two (2) were in finance and administration. The Company also had two part-time employees as of December 31, 2001. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.


BANKING ARRANGEMENTS

         The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases its executive and research and development facilities located at 1000 West Bonanza Road, Las Vegas, Nevada 89106 on a month-to-month basis. The lease covers approximately 5,000 square feet at a monthly rental of approximately $2,000 per month. The Company believes that its current facilities are adequate for its needs through 2001, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company was not engaged in any litigation as of January 31, 2001. The Company may become engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, will not be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company held the annual meeting of its shareholders on September 14, 2000. The shareholders (i) elected Messrs. Lee A. Balak, Alvin A. Snaper,
F. Bryson Farrill, William E. McNerney, and Hugo P. Pomrehn as directors of the Company; (ii) approved the Company's 2000 Stock Option, SAR and Stock
Bonus Plan; (iii) approved the proposed amendment to the Articles of Incorporation to increase the authorized shares of Common Stock to 100,000,000 shares; and (iv) ratified the appointment of G. Brad Beckstead as the independent auditor of the Company for the fiscal year ending January 31, 2001.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

GENERAL

         The Common Stock of the Company is traded on the Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PWTC.

MARKET PRICE

         When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

         The following table sets forth the range of high and low sale prices per share of the Common Stock of the Company as reported by National Quotation Bureau, L.L.C. for the periods indicated. Prior to September 1997, there was no public market for the trading of the Common Stock of the Company.


Year Ended December 31, 1997                High Bid(1)(2)    Low Bid(1)(2)
----------------------------------------    --------          -------
         4th Quarter . . . . . . . . . .    $3.125            $.50

 Year Ended December 31, 1998
 ---------------------------------------
         1st Quarter (1) . . . . . . . .    $3.4375           $3.025
         2nd Quarter . . . . . . . . . .    $5.25             $1.625
         3rd Quarter . . . . . . . . . .    $2.50             $.625
         4th Quarter . . . . . . . . . .    $.83              $.25

Year Ended December 31, 1999
---------------------------------------
         1st  Quarter . . . . . . . . .     $.75              $.25
         2nd  Quarter . . . . . . . . .     $2.375            $.45
         3rd  Quarter . . . . . . . . .     $.86              $.375
         4th  Quarter . . . . . . . . .     $.82              $.34375

Year Ended December 31, 2000
--------------------------------------
         1st  Quarter . . . . . . . . .     $1.84375          $.40
         2nd  Quarter . . . . . . . . .     $1.65625          $.53125
         3rd  Quarter . . . . . . . . .     $1.40625          $.625
         4th  Quarter . . . . . . . . .     $1.01             $.40625
                                            High Bid(1)(2)    Low Bid(1)(2)
                                            --------------    -------------
Year Ending December 31, 2001
-----------------------------
         1st  Quarter . . . . . . . . .     $ .96875          $ .4375

-------------------
(1) During March 1998, the Company effectuated a one for five (1:5) reverse stock split. The above prices have been revised to reflect this split.

(2) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

The closing price of the Common Stock of the Company on May 14, 2001, was $.___ per share.

                                CAPITALIZATION

         The following table sets forth information regarding our capitalization as of January 31, 2001.

                                                     January 31,
                                                         2001
                                                     -----------
Long-term obligations, less current portion . . . .  $         0

Stockholders' equity:

Common Stock, $0.001 par value; 100,000,000
         shares authorized at January 31, 2001

Issued and outstanding Common Stock, actual;
         19,027,500 shares . . . . . . . . . . . .   $    19,028

Preferred Stock, $.001 par value; 1,000,000
         shares authorized; none issued. . . . . .   $         0

Additional paid-in capital . . . . . . . . . . . .   $ 2,722,573

Accumulated stockholders' deficit. . . . . . . . .   $(3,509,010)

Total stockholders' equity . . . . . . . . . . . .   $  (767,409)


         The number of shares of Common Stock referenced above excludes as of January 31, 2001:

       - 4,889,000 shares of Common Stock issuable upon exercise of outstanding options at prices ranging from $.40 to $4.00 per share.

       - 2,100,000 shares of Common Stock issuable upon the conversion of Series A Convertible Notes, convertible at $.50 per share.

       - 490,000 shares of Common Stock issuable upon the conversion of Warrants exercisable at $.66.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion is intended to assist in an understanding of the Company's consolidated financial position for its fiscal years ended January 31,2000 and 2001, and the results of its operations for the periods then ended.

         You should read the following discussion and analysis of financial condition and results of operations of the Company together with the financial statements and notes to the consolidated financial statements which appear elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1 "Description of Business",our actual results may differ materially from those anticipated in these forward-looking statements.

GENERAL

         Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996.

         The Company is in the development stage of developing its batteries and other products. The Company is in the process of building its initial prototypes of its batteries, but has not commenced any commercial production or sales of batteries, pipeline connection equipment, or alloy sensors.

         Historically, the Company has used capital contributions from various stockholders to fund its operations. To this point, the Company has not had adequate funds to commercially produce, market and sell its batteries, pipeline connection equipment and alloy sensors.

         There are no assurances that the Company will be able to obtain a profitable level of operations.

YEAR ENDED JANUARY 31, 2001 COMPARED TO 2000

         The following table sets forth certain operating information regarding the Company:

                            Year Ended          Year Ended
                         January 31, 2000    January 31, 2001
                         ----------------    ----------------
Revenues                     $       0          $         0
General and adminis-
  trative expense            $ 803,311          $ 1,031,765
Research and
  development                $ 105,164          $   672,732

Net Loss                     $(908,475)         $(1,708,345)
Net Loss Per Share           $ (.05)            $   (.09)


REVENUES.

         Total revenues for fiscal years 2001 and 2000 were $0, as the operations of the Company continued to be focused on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses increased from $803,311 in fiscal year 2000 to $1,031,765 during the fiscal year ended January 31, 2001, an increase of approximately 28.4%. The principal reason for the increase was the issuance of common stock of the Company in exchange for consulting services, the value of the stock ($466,450) being charged to administrative expense, compared to $329,550 being charged during fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses increased from $105,164 in fiscal year 2000 to $672,732 during the fiscal year ended January 31, 2001, an increase of approximately 640%, as a result of increased research activities regarding the Company's battery development.

NET LOSS.

         The net loss of the Company increased from $908,475 during fiscal year 2000 compared to a net loss of $1,708,345 during the fiscal year ended January 31, 2001, an increase of approximately 88%. The increase in the net loss of the Company is attributable primarily to an increase in its research and development costs, its general and administrative expenses of the Company during the fiscal year ended January 31, 2001, and its continued lack of revenues.

CAPITAL RESOURCES.

         The Company's capital resources have been provided primarily by capital contributions, its stockholders loans, and from the exercise of stock options. The Company raised $598,875 in capital during fiscal 2001 through a limited offering of its Common Stock, convertible notes, and warrants which have been used to purchase additional equipment, to further develop its products, and to provide additional working capital to fund operations. During fiscal 2000, the Company issued 2,900,000 shares of Common Stock for $290,000, and $258,500 in stockholder debt and interest was exchange for 1,034,000 shares of Common
Stock and $40,000 was realized through the exercise of a stock option by a consultant to the Company.

WORKING CAPITAL AND LIQUIDITY.

         At January 31, 2001, the Company had negative working capital of approximately $878,232 compared to January 31, 2000, in the amount of $207,220 The Company believes that it will be necessary to increase it working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others (see Note 6) or by the sale of Common Stock or other securities of the Company.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

         On April 17, 2000, we entered into an Investment Agreement with the Swartz Private Equity, L.L.C. ("Swartz") to raise up to $35,000,000 through a series of sales of Common Stock. The dollar amount of each sale is limited by the trading volume and the total number of issued and outstanding shares of Common Stock of the Company. In order to sell shares to the Swartz there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions.

PLAN OF OPERATIONS

         Because of the costs of development of its battery systems and other products, and the continuing costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2002.

         The Company believes that additional equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, the Company is offering to sell its Common Stock to further capitalize the Company, and may also borrow from banks and others to the extent necessary to provide liquidity for its operations, although no arrangements for any additional borrowings have been made.

         The Company has maintained its research and development activities and the associated costs consistent with its plan of operations in order to develop its batteries and other products for proposed commercial production. However, the Company expects to continue the development of its batteries and other products to incorporate technical changes and improvements. In addition, as the Company establishes its marketing activities, the Company will incur additional operating and equipments costs.

FORWARD LOOKING STATEMENTS

         When used in this Form 10-KSB annual report and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "plans", "will continue", "is anticipated", "estimated", "expect", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in Item 1 - "Description of Business". We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this Form 10-KSB annual report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.


UNCERTAINTIES:

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

TECHNOLOGICAL CHANGE.

         The Company expects that many new technologies and products will be introduced in the battery industry over the next several years. The Company's success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior batteries, which event could have an adverse effect on the Company's business.

CONTRACTS.

         The Company has no current contracts for the manufacture or sale of its batteries or other products, and has no back-log. There can be no assurance that the Company will be able to obtain sufficient and suitable contracts for its business plan.

FLUCTUATIONS IN OPERATING RESULTS.

         The Company's revenues and results of operations may vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside the control of the Company, including, among others, the expected relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments, particularly the automotive industry.

         There can be no assurance that the Company's products will achieve broad market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Company's batteries or other products as a result of competition, technological change, or other factors would have material adverse effects on the Company's business, financial condition and results of operations.

RAW MATERIALS

         The basic raw materials and components for the batteries and other products being developed by the Company are readily available. The Company does not expect to experience any significant delays in obtaining timely delivery of its materials and components.

SEASONALITY

         The Company does not expect to experience material seasonal variations in revenues or operating costs, except that sales activity for its batteries may increase in the summer and winter seasons which is expected to cause the operations of the Company to increase during such periods.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we do not engage in derivative or hedging activities.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue having a material impact on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements for its fiscal years ended January 31, 2001 and 2000, are provided with this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The directors and officers of the Company are as follows:

         Name(1)(2)                Age      Position
         ----------                ---      --------
         Lee A. Balak              46       Director and President
         Alvin A. Snaper           71       Director, Vice President - Development,
                                            Secretary and Treasurer
         William E. McNerney       68       Director and Executive Vice President
         Ulf J. Lindqwister        41       Vice President - Business Development
         F. Bryson Farrill         73       Director
         Hugo P. Pomrehn, Ph.D.    62       Director

---------------
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of the Company are as follows:

         Mr. Balak became a director and the President of the Company during February 1996. From February 2000 to the present Mr. Balak has been a director and the President of Fluidic/Microwave Systems, Inc., an affiliated Nevada corporation, that conducts farm equipment research and development activities. From 1993 to the present, Mr. Balak has been the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C., that makes and holds personal investments made by Mr. Balak. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation (currently named Canacord Investment Corporation). While employed by Canarim Investment Corporation, Mr. Balak was the subject of an administrative proceeding by the British Columbia Securities Commission regarding various alleged violations of the Securities Act, S.B.C. 1985, c.83 of British Columbia (the "Act"); and in November 1990, he undertook and agreed that certain trading exemptions under the Act would not apply or be available for a period of three years and that he would not be a director or officer of any reporting issuer for a period of three years, which period was subsequently reduced to February, 1992, by a variance order. In 1991, he was discharged in bankruptcy by the Supreme Court of British Columbia. Mr. Balak attended the University of Winnipeg.

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

         Mr. Farrill became a director of the Company on October 25, 1999. From 1990 to the present, Mr. Farrill has been a financial consultant to high technology companies and other companies. Mr. Farrill is a director of Future link Distributing, Inc. From 1968 to 1964, he was the President and Chairman of McLeod Young Weir International, a brokerage firm until it was acquired by Scotia Capital Markets. From 1962 to 1979, he was employed by McCleod Young Weir Ltd in Toronto, and was a director and member of its executive committee from 1964 to 1989. Mr. Farrill received a B.A. decree in political science and economics from the University of Toronto in 1951.

         Mr. Lindqwister became the Vice President - Business Development of the Company in May 2000. From 1997 to the present, he has been the President of Gist Incorporated, a consultant regarding corporate valuations, negotiation of mergers and acquisitions and management services. From September 1999 to April 2000, he was the president and a director of Mirage Computers, Inc., a publicly traded computer company (symbol MIRG). From 1988 to July 1999, Mr. Lindqwister was employed by the Jet Propulsion Laboratory in Pasadena, California, engaged in the development of global GPS network stations. Mr. Lindqwister received a B.A. degree in physics from Temple University in 1982, a Ph.D. in physics from Princeton University in 1988, and a MBA degree from U.C.L.A. in 1999.

         Dr. Pomrehn became a director of the Company during July 1998. Dr. Pomrehn is the Chairman of the Board and a director of Stayhealthy
Incorporated, a closely held health products company. From November 1997 to August 1999, he was the Executive Vice President of Special Projects of
American Technologies Group, Inc. ("ATG"), a public company engaged in research and development activities; and has been a consultant to ATG since August 1999 to the present. Dr. Pomrehn previously served as President, Chief Operating Officer, Vice Chairman and a director of ATG from April 1995 to November 1997. He was appointed as Under Secretary of Energy by President George Bush in 1992. He was employed by Bechtel Corporation from 1967 to 1992, and was a Vice President and Manager of its Los Angeles regional office from 1990 to 1992. Dr. Pomrehn graduated from the University of Southern California with a bachelor of science degree in mechanical engineering in 1960; received a masters degree in mechanical engineering from George Washington University in 1965; received a masters degree in industrial engineering from the University of Southern California in 1969; and received a doctorate in engineering from the University of Southern California in 1975. Dr. Pomrehn is a member of the American Nuclear Society and American Society of Mechanical Engineers, and is a registered professional mechanical and nuclear engineer in the State of California.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended January 31, 2001, to each executive officer and all executive officers as a group for services in all capacities to the Company.

                                                        CASH COMPENSATION(1)(2)   STOCK COMPENSATION(4)
                                                        -----------------------   ---------------------
         Lee A. Balak . . . . . . . . . . . . . . . .   $     0                   $120,000
         William E. McNerney (3). . . . . . . . . . .   $     0                   $ 60,000
         Alvin A. Snaper (3) . .  . . . . . . . . . .   $     0                   $120,000
         Ulf J. Lindqwister (3) . . . . . . . . . . .   $21,250                   $ 60,000
         All executive officers as a group (4 persons)  $     0                   $360,000

----------------------------
(1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

(3) The Company has no employment contracts with its executive officers or employees; however, the Company has a consulting agreement with William
         E. McNerney, the Executive Vice President and a director of the Company, with Hugo P. Pomrehn, a director of the Company, and Ulf J. Lindqwister, the Vice President-Business Development of the Company.

(4) Represents stock bonuses of shares of Common Stock that were awarded by the Board of Directors as compensation, in lieu of salary and cash bonuses.


COMMITTEES OF THE BOARD OF DIRECTORS

STOCK PLAN COMMITTEE

         A Stock Plan Committee of the Board of Directors administers the Company's stock option, SAR and stock bonus plans (the "Plans"). Messrs. Lee A. Balak, Alvin A. Snaper, and William E. McNerney serve as members of the Committee.

OTHER COMMITTEES

         The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

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

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2001, all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Lee A. Balak, the President and a director of the Company) were complied with.

BENEFIT PLANS

          The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

BOARD COMPENSATION

          Each non-employee director will receive $500 for each Board meeting attended, and for each committee meeting attended on days other than those on which the Board meets, and will receive reimbursement of travel expenses. Directors of the Company have not received any compensation in their capacity as directors as of the date hereof, except reimbursement of travel expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 2001, are as follows:

                                                      SHARES            PERCENT OF
         MANAGEMENT                                   BENEFICIALLY      COMMON
         SHAREHOLDERS(1)                              OWNED(1)          STOCK
         ---------------------------                  ------------      -----------
         Lee A. Balak. . . . . . . . . . . . . . . .  4,702,000         23.8%
         15 Ocean View Road
         Lions Bay, B.C.  V0N2XE0
         Canada

         F. Bryson Farrill . . . . . . . . . . . . .          0            0%
         77 Verplank Avenue
         Stanford, Connecticut 06902

         William E. McNerney (2) . . . . . . . . . .    637,203          3.2%
         953 E. Sahara, #9B
         Las Vegas, Nevada 89104

         Hugo P. Pomrehn, Ph.D.  . . . . . . . . . .     80,000          0.4%
         1017 South Mountain
         Monrovia, California 91016

         Alvin A. Snaper . . . . . . . . . . . . . .    854,156          4.3%
         2800 Cameo Circle
         Las Vegas, Nevada 89107

         Ulf Lindqwiester. . . . . . . . . . . . . .     51,250          .13%
         9717 Royal Lamb Drive
         Las Vegas, Nevada 89145

         Directors and officers as a group
           (6 persons, including the above). . . . .  6,299,608           31.9%

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

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2001. It is believed by the Company that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                                    SHARES OF             PERCENT
NAME AND ADDRESS               TITLE OF             OUTSTANDING           BENEFICIALLY
                               CLASS                COMMON STOCK          OWNED
-------------------            --------             -------------         ------------
Lee A. Balak                   Common Stock         4,702,000             23.8%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

Global Alliance Partners       Common Stock         2,100,000(1)           9.6%
c/o Buser Management
Todistrasse 51
Postfach 1059
8039 Zurich
Switzerland

Cede & Co.                     Common Stock         12,498,083(2)         63.3%
P.O. Box 222
Bowling Green Station
New York, New York 10274

---------------------------
(1) Represents a warrant held by Global Alliance Partners to purchase 1,050,000 shares of Common Stock of the Company, exercisable at $.50 per share until January 28, 2002, and assumes the conversion of its Series A Convertible Note into 1,050,000 shares of Common Stock. The president and owner of Global Alliance Partners is Kay Linda Richardson.

(2) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company leases approximately 5,000 square feet of offices and research facilities on a month-to-month basis for $2,000 per month from Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company and his partner. During the fiscal years ended January 31, 2001, the Company paid $24,000 in lease payments for these facilities.

         In June 1999, the Company acquired rights to advanced microwave technology designed to reduce the moisture content of agricultural products, from Alvin A. Snaper and William E. McNerney, directors and officers of the Company, who each received 100,000 shares of restricted Common Stock of the Company in exchange for this technology. Effective April 1, 1999, the Company entered into a consulting agreement for a term of one year with William E. McNerney, a director and Vice President of the Company for $5,000 per month, payable quarterly in the Common Stock of the Company, in lieu of cash, valued at 85% of its lowest closing bid price during the quarter. During the year ended January 31, 2000, the Company issued 30,000 shares of Common Stock to Mr. McNerney, and issued 53,055 shares of Common Stock to him during fiscal 2001, under the terms of the consulting agreement. This consulting agreement was renewed. Mr. McNerney receives no salary or other compensation from the Company as a director and officer, except reimbursement of expenses.

         The Company entered into a consulting agreement with Mr. Hugo P. Pomrehn, a director of the Company, effective September 1, 1998, for research and development services. The consulting fee is charged at a rate of $150 per hour, and he is reimbursed for travel and other expenses. During the year ended January 31, 2000, Mr. Pomrehn received 50,000 shares of restricted Common Stock as compensation from the Company. During the year ended January 31, 2001, Mr. Pomrehn received 25,000 shares of restricted Common Stock as compensation.

         Effective April 15, 2000, the Company agreed to compensate Ulf J. Lindqwister, Vice President - Business Development, through a salary of $5,000 per month and though the monthly issuance of 5,000 shares of restricted Common Stock of the Company for his services, or to Gist Incorporated, his personal consulting company. As of January 31, 2001, a total of $21,250 and 51,250 shares of Common Stock have been paid to Gist Incorporated, a consulting company wholly owned by Mr. Lindqwister.

         During the year ended January 31, 2001, Mr. Lee A. Balak loaned $110,000 to the Company. The loan is on demand with interest at 10% per annum.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K were filed by the Registrant during its fiscal year ended January 31, 2001:

         In April 2000, the Company filed a Form 8-K report regarding its change of independent certified public accountants from Crouch, Bierwolf & Chisholm to
G. Brad Beckstead.

         In April 2000, the Company also filed a Form 8-K report regarding its Investment Agreement and related agreements with Swartz Private Equity, L.L.C.

INDEX TO EXHIBITS


EXHIBIT
-------
(i) Articles of Incorporation of the Registrant     The Articles of Incorporation are incorporated herein by
                                                    reference to Exhibit 3(i) to the Form 10-SB registration
                                                    statement of the Company (File No. 0-24857)

(ii) Amendment to Articles of Incorporation         The Amendment to the Articles of Incorporation is incorporated herein by reference to Exhibit 3(ii) to the Form 10-SB
                                                    registration statement of the Company (File No. 0-24857)

(iii) By-Laws of the Registrant                     The By-Laws are incorporated herein by reference to Exhibit
                                                    3(iii) to the Form 10-SB registration statement of the Company
                                                    (File No. 0-24857)

10.  Material Contracts
         10(a)                                      Plan of Reorganization and Acquisition dated February 15, 1998 is incorporated herein by reference to Exhibit 6(a) to the Form
                                                    10-SB registration statement of the Company (File No. 0-24857)

         10(b)                                      Various consulting agreements with Registrant are incorporated herein by reference to the Form S-8 registration statement (File
                                                    No. 333-66845) of the Company.

         10(c)                                      Consulting agreement with SeaWay Trading, Inc. dated April
                                                    19, 1999, is incorporated by reference to Exhibit 10(c) to the
                                                    Form 10-KSB annual report of the Company for its fiscal year ended January 31, 1999.

         10(d)                                      Consulting agreement with William McNerney/RevTec dated
                                                    April 1, 1999, is incorporated by reference to Exhibit 10(d) to the Form 10-KSB annual report of the Company for its fiscal year ended January 31, 1999.

         10(e)                                      Various consulting agreements are incorporated by reference to
                                                    Exhibit 4.1 of the Form S-8 registration statement of the
                                                    Company (File No. 333-66845).

         10(f)                                      Investment agreement dated April 17, 2000, with Swartz Private
                                                    Equity, L.L.C. is incorporated herein by reference to the Form
                                                    8-K report of the Company filed on May 23, 2000.

         10(g)                                      Registration Rights Agreement with Swartz Private Equity, LLC dated April 17,2000 is hereby incorporated by reference to
                                                    Exhibit 10(g) of the Form S-1 registration statement of the
                                                    Company (File No. 333-50220)

         10(h)                                      Warrant issued to Swartz Private Equity, LLC dated April 17,
                                                    2000, to purchase 49,000 shares of the Common Stock of the



                                                    Company is hereby incorporated by reference to Exhibit 10(h)
                                                    of the Form S-1 registration statement of the Company (File No.
                                                    333-50220).

         10(i)                                      Form of purchase Warrant(s) to be issued to Swartz Private
                                                    Equity, LLC under terms of Investment Agreement dated April
                                                    17, 2000 is hereby incorporated by reference to Exhibit 10(i) of the Form S-1 registration statement of the Company (File No.
                                                    333-50220).

         10(j)                                      Series A Convertible Note in the amount of $75,000 and
                                                    Warrant to purchase 150,000 shares of Common Stock of the
                                                    Company is incorporated by reference to Exhibit 10(a) to the
                                                    Form 10-QSB quarterly report of the Company for the period ended April 30, 2000.

         10(k)                                      Series A Convertible Note in the amount of $525,000 and
                                                    Warrant to purchase 1,050,000 shares of Common Stock of the
                                                    Company is incorporated by reference to Exhibit 10(b) to the
                                                    Form 10-QSB quarterly report of the Company for the period ended April 30, 2000.

         10(l)                                      Technology Development and Support Agreement with B.C.
                                                    Research, Inc. dated May 3, 2000 is hereby incorporated by reference to Exhibit 10(l) of the Form S-1 registration statement of the Company (File No. 333-50220).

         10(m)                                      Consulting Agreement with Hanover Engineering & Consulting
                                                    Limited dated November 15, 2000.

         10(n)                                      Letter Agreement with Goodbody International, Inc. - Joseph H.
                                                    Hale, dated January 28, 2000.

         10(o)                                      Contract Agreement with GDH Consultants Ltd. dated
                                                    September 12, 2000.

         10(p)                                      Memorandum of Intention to Create a Foreign Invested Joint
                                                    Venture Company with the Shuang Deng Group dated February
                                                    2, 2001

         10(q)                                      Partnership Agreement with Department of Science and
                                                    Technology Development of Peking University and PU Lead
                                                    Company dated February 15, 2001

         10(r)                                      Non-Disclosure/Non-Use Agreement with Bipolar Power
                                                    International and BC Research, Inc. dated March 3, 2001.

11. Statement re: computation of per share



        earnings                                    Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated by reference herein.

21. A description of the subsidiary of the
        Company                                     A description of the subsidiary of the Company is incorporated herein by reference to Exhibit 21 of the Form S-8 registration statement of the Company (File No. 333-66845).

23.1 Consent of G. Brad Beckstead,
         independent auditor

27. Financial Data Schedule                         Not Applicable

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                           POWER TECHNOLOGY, INC.


Date: May 15, 2001

By:   /s/ Lee A. Balak                                     /s/ Alvin A. Snaper
      --------------------------------------------         ----------------------------------------
      Lee A. Balak                                         Alvin A. Snaper
      Director, President, Chief Financial Officer         Director and Vice President-Development,
      and Principal Accounting Officer                     Treasurer and Secretary



      /s/ F. Bryson Farrill                                /s/ William E. McNerney
      --------------------------------------------         ------------------------------------------
      F. Bryson Farrill                                    William E. McNerney
      Director                                             Director and Executive Vice President

G. BRAD BECKSTEAD
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                                425.928.2877efax


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Power Technology, Inc.

I have audited the accompanying consolidated balance sheets of Power Technology, Inc. (a development stage company) as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. (a development stage company) as of January 31, 2001 and 2000, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements of Power Technology, Inc. for the period January 19, 1996 (date of inception) through January 31, 1999, were audited by other auditors whose report dated April 19, 1999, expressed an unqualified opinion on those statements.

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


/s/  G. Brad Beckstead, CPA


Las Vegas, Nevada
May 14, 2001

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                                     JANUARY 31,             JANUARY 31,
                                                                                        2001                    2000
                                                                               ---------------------   ---------------------
Assets

Current assets:
    Cash and equivalents                                                        $            25,301      $           76,015
    Due from related party                                                                    4,811                       -
                                                                               ---------------------   ---------------------
      Total current assets                                                                   30,112                  76,015

Fixed assets, net                                                                            12,323                  12,831

Other assets:
    Prepaid expenses                                                                         20,000                  20,000
    Organizational costs, net                                                                     -                   5,000
    Patents                                                                                  78,500                  65,000
                                                                               ---------------------   ---------------------
                                                                                $           140,935      $          178,846
                                                                               =====================   =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $            11,382      $            5,184
    Advances from MikroDri                                                                   45,279                  86,067
    Accrued expenses                                                                         10,200                  16,469
    Loans payable                                                                           240,723                 110,000
                                                                               ---------------------   ---------------------
      Total current liabilities                                                             307,584                 217,720
                                                                               ---------------------   ---------------------
Convertible debentures                                                                      600,760                  65,515
                                                                               ---------------------   ---------------------
                                                                                            908,344                 283,235
                                                                               ---------------------   ---------------------
Stockholders' equity:
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 19,027,500 and 16,817,500 shares issued
      and outstanding as of 1/31/01 and 1/31/00, respectively                                19,028                  16,818
    Additional paid-in capital                                                            2,722,573               1,659,458
    Earnings/Deficit accumulated during development stage                                (3,509,010)             (1,800,665)
    Prior period adjustment                                                                       -                  20,000
                                                                               ---------------------   ---------------------
                                                                                           (767,409)               (104,389)
                                                                               ---------------------   ---------------------
                                                                                $           140,935      $          178,846
                                                                               =====================   =====================

  The accompanying notes are an integral part of these financial statements.

                            POWER TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000 AND FOR THE PERIOD
                  JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2001

                                                        FOR THE YEARS ENDED                  JUNE 3, 1996
                                                            JANUARY 31,                     (INCEPTION) TO
                                             -----------------------------------------        JANUARY 31,
                                                     2001                  2000                  2001
                                             ------------------    -------------------   ------------------
Revenue                                      $               -     $                -    $           1,663
                                             ------------------    -------------------   ------------------

Expenses:
   General administrative expenses                   1,031,765                801,039            2,539,426
   Research & development                              672,732                105,164              944,832
   Depreciation and amortization                         3,848                  2,272                8,030
                                             ------------------    -------------------   ------------------
                                                     1,708,345                908,475            3,492,288

Other income (expense):
   Interest expense                                          -                      -              (16,469)
   Loss on foreign currency                                  -                      -               (1,916)
                                             ------------------    -------------------   ------------------

Net (loss)                                   $      (1,708,345)    $         (908,475)   $      (3,509,010)
                                             ==================    ===================   ==================

Weighted average number of
   common shares outstanding                        19,027,500             16,817,500           19,027,500
                                             ==================    ===================   ==================

Net (loss) per share                         $           (0.09)     $           (0.05)    $          (0.18)
                                             ==================    ===================   ==================

                             POWER TECHNOLOGY, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
             THE PERIOD JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2001

                                                                                         Deficit
                                               Common Stock                            Accumulated
                                           ---------------------     Additional           During          Prior           Total
                                                                       Paid-in         Development        Period      Stockholders'
                                             Shares      Amount        Capital            Stage         Adjustment       Equity
                                           ---------   ---------     ----------        -----------      ----------    ------------
Balance, June 3, 1996                      2,500,000   $   2,500     $   22,500        $         -              -     $    25,000

Net (loss) for the period ended
    January 31, 1997                                                                      (139,907)                      (139,907)
                                          ------------------------------------------------------------------------    -----------
Balance, January 31, 1997                  2,500,000       2,500         22,500           (139,907)             -        (114,907)

Net (loss) for the year ended
    January 31, 1998                                                                       (51,374)             -         (51,374)
                                          ------------------------------------------------------------------------    -----------
Balance, January 31, 1998                  2,500,000       2,500         22,500           (191,281)             -        (166,281)

Reorganization of Company,
    reverse acquisition of Zepplin, Inc.   2,800,000       2,800         (2,573)                                              227

Shares issued for cash                     6,900,000       6,900        683,300                                           690,200

Shares issued for patents                    200,000         200         19,800                                            20,000

Shares issued for services                   134,700         135        134,565                                           134,700

Net (loss) for the year ended
    January 31, 1999                                                                      (700,909)             -        (700,909)
                                          ------------------------------------------------------------------------    -----------
Balance, January 31, 1999                 12,534,700      12,535        857,592           (892,190)             -         (22,063)

Shares issued for cash                     2,900,000       2,900        287,099                                           289,999

Shares issued for services                   548,800         549        329,001                                           329,550

Shares issued for debt conversion          1,034,000       1,034        205,766                                           206,800

Prior period adjustment                     (200,000)       (200)       (20,000)                           20,000            (200)

Net (loss) for the year ended
    January 31, 2000                                                                      (908,475)                      (908,475)
                                          ----------   ---------     ----------        -----------      ----------    ------------

Balance, January 31, 2000                 16,817,500      16,818      1,659,458         (1,800,665)        20,000        (104,389)

Shares issued for cash                     1,155,000       1,155        597,720                                           598,875

Shares issued for services                 1,055,000       1,055        465,395                                           466,450

Reversal of prior period adjustment                                                                       (20,000)        (20,000)

Net (loss) for the year ended
    January 31, 2001                                                                    (1,708,345)                    (1,708,345)
                                          ----------   ---------     ----------        -----------      ----------    ------------
Balance, January 31, 2001                 19,027,500      19,028      2,722,573         (3,509,010)             -        (767,409)
                                          ==========   =========     ==========        ===========      ==========    ============

                             POWER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
        AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2001

                                                                        FOR THE YEARS ENDED                       JUNE 3, 1996
                                                                            JANUARY 31,                           (INCEPTION)
                                                              ----------------------------------------           TO JANUARY 31,
                                                                     2001                 2000                        2001
                                                              -----------------    -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $     (1,708,345)     $        (908,475)       $       (3,509,010)
    Prior period adjustment                                            (20,000)                20,000                         -
    Depreciation expense                                                 3,848                  2,272                     8,030
    Stock issued for services                                          466,450                516,349                 1,117,499
    Stock issued to acquire patents                                          -                      -                   (20,000)
Adjustments to reconcile net (loss) to net cash (used) by
   operating activities:

    (Increase) decrease in due from related party                       (4,811)                 2,500                    (4,811)
    (Increase) decrease in prepaid expenses                                  -                      -                   (20,000)
    (Increase) decrease in organizational costs                          5,000                  5,000                         -
    Increase (decrease) in accounts payable                              6,198                 (5,308)                   11,382
    Increase (decrease) in accounts payable - related party                  -                (99,170)                        -
    Increase (decrease) in accrued expenses                             (6,269)                     -                    10,200
                                                              -----------------    -------------------    ----------------------
Net cash (used) by operating activities                             (1,257,929)              (466,832)               (2,406,710)
                                                              -----------------    -------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from loans - related party                                130,723                110,000                   240,723
    Transfer (to) from MikroDri                                        (40,788)                86,067                    45,279
    Purchase of equipment                                               (3,340)                (3,719)                  (20,353)
    Patent acquisition                                                 (13,500)                     -                   (58,500)
                                                              -----------------    -------------------    ----------------------
Net cash (used) by investing activities                                 73,095                192,348                   207,149
                                                              -----------------    -------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from convertible debentures                               535,245                      -                   600,760
    Issuance of common stock                                           598,875                290,000                 1,624,102
                                                              -----------------    -------------------    ----------------------
Net cash provided by financing activities                            1,134,120                290,000                 2,224,862
                                                              -----------------    -------------------    ----------------------
Net increase in cash                                                   (50,714)                15,516                    25,301

Cash and equivalents - beginning                                        76,015                 60,499                         -
                                                              -----------------    -------------------    ----------------------
Cash and equivalents - ending                                 $         25,301      $          76,015        $           25,301
                                                              =================    ===================    ======================

Supplemental disclosures:
    Interest paid                                             $              -      $               -        $                -
                                                              =================    ===================    ======================
    Income taxes paid                                         $              -      $               -        $                -
                                                              =================    ===================    ======================
    Non-cash investing and financing activities:

      Number of shares issued for services                           1,055,000                548,800                 1,738,500
                                                              =================    ===================    ======================
      Number of shares issued for debt conversion                            -              1,034,000                 1,034,000
                                                              =================    ===================    ======================
      Number of shares issued to acquire patents                             -                      -                   200,000
                                                              =================    ===================    ======================


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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

                      Office equipment                   5 years
                      Furniture and fixtures             7 years
                      Leasehold improvements             7 years

Revenue recognition

The Company recognizes revenue on an accrual basis.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended January 31, 2001 and 2000.

Product Development Costs

The products will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its products, the Company will incur external costs for research, development, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and notes receivable and accounts payable and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long Lived Assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Earnings per Share

The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect SFAS No. 133 to have a material impact on earnings or financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $1,708,345 during the year ended January 31, 2001, and $908,475 during the year ended January 31, 2000. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets for the years ended January 31, 2001 and 2000 consisted of the following:

                                                     1/31/01       1/31/00
                                                 ------------  ------------
        Office equipment                         $    14,113   $    10,773
        Manufacturing equipment                        4,076         4,076
        Leasehold improvements                         2,164         2,164
        Less:  Accumulated depreciation               (8,030)       (4,182)
                                                 ------------  ------------
        Fixed assets, net                        $    12,323   $    12,831
                                                 ============  ============

Depreciation expense for the years ended January 31, 2001 and 2000 is $3,848 and $2,272, respectively.

NOTE 4 - PATENTS

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company had $45,479 and $86,067 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of January 31, 2001 and 2000, respectively. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

         The president of the Company loaned approximately $258,500 to the Company as of December 22, 1999, for research and development fees. The research and development fees were paid by the Company to Neo-Dyne Research, Inc. ("Neo-Dyne"), a research and development company owned by another director and officer of the Company. Neo-Dyne has conducted substantially all of the research and development activities regarding the principal products of the Company, including its batteries, pipeline connection technology, and its allow sensor technology. On December 22, 1999, the Company authorized the issuance of 1,034,000 shares of restricted Common Stock at $0.25 per share to the Company's president in exchange for the cancellation of the $258,500 debt, including accrued interest.

         The President of the Company loaned $110,000 to the Company. The note is due on demand, and the balance is non-interest bearing through January 31, 2001.

         The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the years ended January 31, 2001 and 2000 totaled approximately $24,000 per year.


         The Company has issued to its officers and directors 720,000 shares of its $.001 par value Common Stock at $.50 per share for services valued at $360,000. The Company also paid cash in the amount of $21,250 to a consulting firm owned by an officer of the Company for services rendered.

NOTE 6 - SERIES A CONVERTIBLE NOTES

The Company has issued $600,000 of its Series A Convertible Notes (the "Notes"). The Notes are convertible into the Company's $0.001 par value common stock at $0.50 per share for a total of 1,200,000 shares upon full conversion, with interest at the rate of 10% per annum, payable in common stock of the Company at $0.50 per share.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                  U.S federal statutory rate      (34.0%)
                  Valuation reserve                34.0%
                                                   -----
                  Total                               -%
                                                   =====

As of January 31, 2001, the Company has combined net operating loss carryforwards of approximately $3,500,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire during the years 2016-2020. The deferred tax asset relating to the operating loss carryforwards of approximately $1,200,000 has been fully reserved at January 31, 2001.

NOTE 8 - STOCKHOLDERS' EQUITY

         Prior to the reverse acquisition of Power Technology, Inc. (formerly Zepplin Production Corp.) and PowerTek Technology, Inc. (PowerTek) the Company authorized 2,500,000 shares at a par value of $0.01 and had 2,500,000 issued and outstanding. In the reverse acquisition, the 2,500,000 shares of PowerTek were exchanged for 5,000,000 shares of Power Technology, Inc. (formerly Zepplin Production Corp.).

The Company now has authorized 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

         During June 1998, the Company issued 200,000 shares of Common Stock for patents valued at $20,000.

         During November 1998, the Company issued 134,700 shares of Common Stock in exchange for services valued at $134,700.

         On December 22, 1999, the Company issued 1,034,000 shares of restricted Common Stock at $.20 per share to Mr. Lee A. Balak, the President and a director of the Company, in exchange for cancellation of a $206,800 note, including accrued interest.

         During the year ended January 31, 1999, the Company issued 6,900,000 shares of Common Stock for cash of $690,000.

         During the year ended January 31, 2000, the Company issued 2,900,000 shares of Common Stock for cash of $290,000.

         During the year ended January 31, 2000, the Company issued 548,800 shares of Common Stock in exchange for services valued at $329,550.

During the year ended January 31, 2001, the Company issued 1,155,000 shares of Common Stock for cash in the amount of $598,875.

         During the year ended January 31, 2001, the Company issued 1,055,000 shares of Common Stock in exchange for services valued at $466,450.

NOTE 9 - WARRANTS AND OPTIONS

There is one warrant outstanding to purchase 490,000 shares of the Company's $0.001 par value common stock at an exercise price of $0.66 per common share. The warrant expires on or before April 17, 2005.

There are stock options issued and outstanding to purchase 4,889,000 shares of the Company's $0.001 par value common stock at exercise prices ranging from $0.40 to $4.00 per share.

NOTE 10 - PRIOR PERIOD ADJUSTMENT

         An adjustment in the amount of $20,000 has been recorded on the books as of January 31, 2000 and reversed as of January 31, 2001. The adjustment is due to an over-reported shareholders' equity amount as of January 31, 1999. The entry has been recorded to reduce additional paid-in capital and to offset the overstated expense in the prior year.

NOTE 11 - COMMITMENTS

         In connection with the acquisition of patent number 5,442,846, the Company is committed to a 3% royalty on gross sales.

The Company entered into an Investment Agreement dated April 17, 2000 (the "AGREEMENT") with Swartz Private Equity, LLC of Roswell, Georgia ("SPE"). The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Company's $0.001 par value common stock, not to exceed 9.9% of the then total issued and outstanding shares of common stock of the Company, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement. Upon written notice from the Company, SPE is committed to purchase $0.001 par value common stock of the Company at a purchase price equal to the lesser of the (i) then current market price minus $.25, or
(ii) 91% of the then current market price. Market price is defined to mean the lowest bid price for common stock on the last business day during a pricing period (the date following the notice from the Company and ending on the 20th day thereafter). Unless the Company specifically requests SPE to purchase its common stock by written notification to SPE, SPE has no right to acquire any securities of the Company and the Company has no obligation to offer and sell its securities to SPE. Under the terms of the Agreement, the Company issued to SPE a warrant to purchase 490,000 shares of the Company's $0.001 par value common stock an exercise price of $0.8125 per share, payable in cash or in a cashless exercise based upon a formula adjusted by such exercise price and the average closing price for five trading days prior to the exercise date, (with price reset provisions) during a term of five years. The Company will be issuing additional warrants to SPE to purchase a number of shares equal to 10% of each purchase of shares made by SPE during the term of the Agreement. The shares of common stock and warrants of the Company to be issued to SPE are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.