Form 10QSB
period 2001-04-30
POWER TECHNOLOGY INC/CN
filed 2001-06-22
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES _____   NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 20,795,550 SHARES.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES _____   NO __X__

Item 1.

                           POWER TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                         APRIL 30,               JANUARY 31,
                                                                                           2001                     2001
                                                                                    ---------------------    --------------------
                                                                                        (UNAUDITED)
ASSETS

Current assets:
    Cash and equivalents                                                            $              7,969     $            25,301
    Employee advances                                                                              1,000                       -
    Due from related party                                                                        55,000                       -
    Accounts receivable                                                                           44,000                   4,811
                                                                                    ---------------------    --------------------
      Total current assets                                                                       107,969                  30,112
                                                                                    ---------------------    --------------------

Fixed assets, net                                                                                 12,598                  12,323
                                                                                    ---------------------    --------------------

Other assets:
    Prepaid expenses                                                                              20,000                  20,000
    Patents                                                                                       78,500                  78,500
                                                                                    ---------------------    --------------------
                                                                                    $            219,067     $           140,935
                                                                                    =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                                        $             50,378     $            11,382
    Advances from MikroDri                                                                        35,000                  45,279
    Accrued expenses                                                                                   -                  10,200
    Loan payable - related party                                                                 435,518                 240,723
                                                                                    ---------------------    --------------------
      Total current liabilities                                                                  520,896                 307,584
                                                                                    ---------------------    --------------------

Convertible debentures                                                                           600,760                 600,760
                                                                                    ---------------------    --------------------

                                                                                               1,121,656                 908,344
                                                                                    ---------------------    --------------------

Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 19,935,490 and 19,027,500 shares
      issued and outstanding as of 4/30/01 and 1/31/01, respectively                              19,935                  19,028
    Additional paid-in capital                                                                 2,726,675               2,722,563
    (Deficit) accumulated during development stage                                            (3,649,199)             (3,509,000)
                                                                                    ---------------------    --------------------
                                                                                                (902,589)               (767,409)
                                                                                    ---------------------    --------------------

                                                                                    $            219,067     $           140,935
                                                                                    =====================    ====================

   The Accompanying Notes are an Intregal Part of These Financial Statements.

                             POWER TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
     For the three months ended April 30, 2001 and 2000 and for the period
                  June 3, 1996 (inception) to April 30, 2001

                                                            THREE MONTHS ENDED                 JUNE 3, 1996
                                                                 APRIL 30,                     (INCEPTION)
                                                  ---------------------------------------      TO APRIL 30,
                                                         2001                2000                   2001
                                                  ------------------   ------------------    ------------------

Revenues                                          $               -     $              -     $           1,663
                                                  ------------------   ------------------    ------------------

Expenses:
   General and administrative expenses                       89,283              147,587             2,628,709
   Research and development                                  50,378               94,855               995,210
   Depreciation and amortization                              1,040                    -                 9,069
                                                  ------------------   ------------------    ------------------
     Total expenses                                         140,701              242,442             3,632,988
                                                  ------------------   ------------------    ------------------

Other income/(expense):
   Interest expense                                               -                    -               (16,469)
   Interest income                                              510                    -                   510
   Gain (loss) on sale of assets                                  -                    -                (1,916)
                                                  ------------------   ------------------    ------------------
     Total other income                                         510                    -               (17,875)
                                                  ------------------   ------------------    ------------------

Net (loss)                                        $        (140,190)    $       (242,442)    $      (3,649,199)
                                                  ==================   ==================    ==================

Weighted average number of
   common shares outstanding                             19,935,490           16,817,500            19,935,490
                                                  ==================   ==================    ==================

Net (loss) per share                              $           (0.01)    $          (0.01)    $           (0.18)
                                                  ==================   ==================    ==================

   The Accompanying Notes are an Intregal Part of These Financial Statements.

                            POWER TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
             For the three months ended April 30, 2001 and 2000
        and for the period June 3, 1996 (inception) to April 30, 2001

                                                                       THREE MONTHS ENDED                  JUNE 3, 1996
                                                                            APRIL 30,                       (INCEPTION)
                                                            -----------------------------------------      TO APRIL 30,
                                                                   2001                  2000                   2001
                                                            ------------------   --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                  $        (140,190)    $         (242,442)   $       (3,649,199)
    Depreciation and amortization                                       1,040                  1,250                 9,069
    Stock issued for services                                               -                      -             1,117,499
    Stock issued to acquire patents                                         -                      -               (20,000)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating
    activities:
    (Increase) in employee advances                                    (1,000)                     -                (1,000)
    (Increase) in due from related party                              (55,000)                     -               (55,000)
    (Increase) in accounts receivable                                 (39,199)                (1,000)              (44,000)
    (Increase) in prepaid expenses                                          -                      -               (20,000)
    Increase (decrease) in accounts payable                            38,996                 (5,184)               50,378
    Increase (decrease) in accrued expenses                           (10,200)               535,245                     -
                                                            ------------------   --------------------   -------------------
Net cash provided (used) by operating activities                     (205,553)               287,869            (2,612,254)
                                                            ------------------   --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from loans - related party                               194,795                      -               435,518
    Transfer (to) from MikroDri                                       (10,279)                (4,518)               35,000
    Purchase of equipment                                              (1,314)                     -               (21,667)
    Patent acquisition                                                      -                                      (58,500)
                                                            ------------------   --------------------   -------------------
Net cash provided (used) by investing activities                      183,202                 (4,518)              390,351
                                                            ------------------   --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debentures                                    -                      -               600,760
    Issuance of capital stock                                           5,019                      -             1,629,112
                                                            ------------------   --------------------   -------------------
Net cash provided by financing activities                               5,019                      -             2,229,872
                                                            ------------------   --------------------   -------------------

Net increase/(decrease) in cash                                       (17,332)               283,351                 7,969
Cash - beginning                                                       25,301                 76,015                     -
                                                            ------------------   --------------------   -------------------
Cash - ending                                               $           7,969     $          359,366    $            7,969
                                                            ==================   ====================   ===================

Supplemental disclosures:
    Interest paid                                           $               -     $                -    $                -
                                                            ==================   ====================   ===================
    Income taxes paid                                       $               -     $                -    $                -
                                                            ==================   ====================   ===================
    Non-cash invsting and financing activities:
      Number of shares issued for services                                  -                      -             1,738,500
                                                            ==================   ====================   ===================
      Number of shares issued for debt conversion                           -                      -             1,034,000
                                                            ==================   ====================   ===================
      Number of shares issued to acquire patents                            -                      -               200,000
                                                            ==================   ====================   ===================

   The Accompanying Notes are an Intregal Part of These Financial Statements.

                              POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

    The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

    Results of operations for the interim periods are not indicative of annual results.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $3,649,199 during the period June 3, 1996 to April 30, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

NOTE 2 - FIXED ASSETS

    The Company acquired office equipment totaling $1,314 during the three months ended April 30, 2001.

    Depreciation expense for the three months ended April 30, 2001 is $1,040.

NOTE 3 - RELATED PARTY TRANSACTIONS

    The Company had $35,000 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of April 30, 2001. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

    The President of the Company loaned approximately $92,000 to the Company during the three month period ended April 30, 2001. The note is due on demand, and the balance is non-interest bearing.

    The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the three months ended April 30, 2001, totaled approximately $6,000.

NOTE 4 - STOCKHOLDERS' EQUITY

    During the three months ended April 30, 2001, the Company issued 907,990 shares of its $0.001 par value common stock in exchange for services provided by employees and consultants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

    Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996. However the Company did not conduct any significant operations until March 1998 when it acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc. (formerly called Power Technology, Inc.) which is presently a wholly-owned subsidiary of the Company. The Company changed its corporate name from "Zepplin Production Corporation" to Power Technology, Inc. during March 1998 to reflect the change in the purposes and nature of its business.

    The Company is a research and development company. It is presently engaged in research and development activities regarding: (1) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information regarding the Company:

                                                                                  THREE MONTHS ENDED
                                                                                       APRIL 30
                                                                          ---------------------------------
                                                                               2001               2000
                                                                          ---------------     -------------
                                                                                      (unaudited)
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .              $           -0-     $         -0-

General and administrative expenses  . . . . . . . . . . . .              $        89,283     $     147,587

Research and Development . . . . . . . . . . . . . . . . . .              $        50,378     $      94,855

Net income (loss). . . . . . . . . . . . . . . . . . . . . .              $      (140,190)    $    (242,442)

Net income (loss) per share. . . . . . . . . . . . . . . . .              $          (.01)    $        (.01)

THREE MONTHS ENDED APRIL 30, 2001 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2000

    REVENUES. The Company had no revenues during the first three months of 2001 and 2000, and is in the development stage.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 60.5% to $89,283 in the three month period ended April 30, 2001, from $147,587 in 2000. This decrease is principally attributable to reduced activity in its research and development activities.

    RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 53.1% during the first three months of fiscal 2001 to $50,378, compared to $94,855 during the first three months of 2000.

    RESULTS OF OPERATIONS.   The net loss of the Company decreased to
$(140,190) during the three month period ended April 30, 2001, as compared with a loss of $(242,442) during the same period of 2000, a decrease of approximately 57.8%, and was due primarily to the decrease in its research and development activities and decrease in its general and administrative expenses.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

    The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                          THREE MONTHS ENDED
                                                               APRIL 30
                                                    -------------------------------
                                                       2001                  2000
                                                    ---------             ---------
                                                              (Unaudited)
Net cash used in operating activities               $(205,553)            $(287,869)

Net cash used in investing activities               $ 183,202             $  (4,518)

Net cash provided by financing activities           $   5,019             $     -0-

    CAPITAL EXPENDITURES.   The Company did not incur any material capital
expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2001 and 2000, respectively.

    LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

    The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

    The Company entered into an Investment Agreement originally dated April 17, 2000 which was amended and restated effective June 13, 2001 (the "Agreement"), with Swartz Private Equity, L.L.C. of Roswell, Georgia ("SPE").

    The Agreement provides for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of the Company, subject to certain volume limitations and other conditions, as requested from time to time by the Company as its equity capital needs arise during the term of the Agreement.

    Upon written notice from the Company, SPE is committed to purchase Common Stock of the Company at a purchase price no greater than the lesser of the
(i) 80% of the closing bid price of the Company's Common Stock on the business day immediately preceding the request of the Company, or (ii) the closing bid price of the Common Stock on the preceding business day minus $.15. Market price is defined to mean the lowest bid price for the Common Stock on the last business day during a pricing period beginning on the date following the notice from the Company and ending on the 20th day thereafter.

    Unless the Company specifically requests SPE to purchase its Common Stock by written notification to SPE, SPE has no right to acquire any securities of the Company and the Company has no obligation to offer and sell its securities to SPE.

    Under the terms of the Agreement, the Company has issued to SPE a warrant to purchase 49,000 shares of the Common Stock of the Company payable in cash or in a cashless exercise based upon a formula adjusted by such exercise price and the average closing price for five trading days prior to the exercise date, (with price reset provisions) during a term of five years.
The Company will be issuing additional warrants to SPE to purchase a number of shares equal to 10% of each purchase of shares made by SPE during the term of the Agreement.

    The shares of Common Stock and warrants of the Company to be issued to SPE are covered by a Registration Rights Agreement requiring the Company to file a registration statement with the U.S. Securities and Exchange Commission to register such securities under the Securities Act of 1933.

    At April 30, 2001, the Company had current assets of $107,969 and current liabilities of $520,876, resulting in a working capital deficit of $412,927, as compared to a working capital deficit of $207,220 at January 31, 2001.

    Net cash used in operating activities decreased to $(205,553) for the three months ended April 30, 2001, from $287,869 for the three months ended April 30, 2000, a difference of $82,316. The decrease in net cash used in operating activities was primarily attributable to the increase in its research and development costs regarding its battery technology.

                          PART II - OTHER INFORMATION

ITEM L.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              None.

         (b)  REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 2001.


                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POWER TECHNOLOGY, INC.


Date:  June 22, 2001                   By:  /s/ Lee A. Balak
                                          --------------------------------------
                                                Lee A. Balak, President, Chief
                                                Financial Officer, and Principal
                                                Accounting Officer