Form 10QSB
period 2001-07-31
POWER TECHNOLOGY INC/CN
filed 2001-09-27
CIK 1066978

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

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

                                 Not Applicable
                  ----------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)


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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,910,550 shares.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---

ITEM 1.  FINANCIAL STATEMENTS

                                               POWER TECHNOLOGY, INC.
                                                   BALANCE SHEETS

                                                                                           JULY 31,               JANUARY 31,
                                                                                             2001                     2001
                                                                                     ---------------------    --------------------
                                                                                         (unaudited)
ASSETS

Current assets:
    Cash & equivalents                                                               $              7,969     $            25,301
    Employee advances                                                                               1,000                       -
    Due from related party                                                                        127,000                       -
    Accounts receivable                                                                                 -                   4,811
                                                                                     ---------------------    --------------------
      Total current assets                                                                        135,969                  30,112
                                                                                     ---------------------    --------------------

Fixed assets, net                                                                                  11,558                  12,323
                                                                                     ---------------------    --------------------

Other assets:
    Prepaid expenses                                                                               20,000                  20,000
    Patents                                                                                        78,500                  78,500
                                                                                     ---------------------    --------------------
                                                                                     $            246,027     $           140,935
                                                                                     =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                                         $                  -     $            11,382
    Advances from MikroDri                                                                         50,000                  45,279
    Accrued expenses                                                                                    -                  10,200
    Loan payable - related party                                                                  368,705                 240,723
                                                                                     ---------------------    --------------------
      Total current liabilities                                                                   418,705                 307,584
                                                                                     ---------------------    --------------------

Convertible debentures                                                                            600,760                 600,760
                                                                                     ---------------------    --------------------

                                                                                                1,019,465                 908,344
                                                                                     ---------------------    --------------------

Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 21,035,550 and 19,027,500 shares
      issued and outstanding as of 7/31/01 and 1/31/01 respectively                                21,036                  19,028
    Additional paid-in capital                                                                  4,149,641               2,722,563
    (Deficit) accumulated during development stage                                             (4,944,115)             (3,509,000)
                                                                                     ---------------------    --------------------
                                                                                                 (773,438)               (767,409)
                                                                                     ---------------------    --------------------

                                                                                     $            246,027     $           140,935
                                                                                     =====================    ====================



                    The Accompanying Notes are an Integral Part of These Financial Statements.


                                             POWER TECHNOLOGY, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                             FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2001 AND 2000
                            AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JULY 31, 2001



                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED            JUNE 3, 1996
                                                      JULY 31,                           JULY 31,                 (INCEPTION)
                                          ----------------------------------  -------------------------------      TO JULY 31,
                                               2001              2000              2001            2000               2001
                                          --------------    ----------------  -------------    --------------   ----------------

Revenues                                  $           -     $             -   $          -     $           -     $        1,663
                                          --------------    ----------------  -------------    --------------   ----------------

Expenses:
   General and administrative expenses           53,174             446,617        142,457           594,204          2,681,883
   Research and development                      49,299              93,314         99,677           188,169          1,044,509
   Consulting fees                              661,663                   -      1,190,436                 -          1,190,436
   Depreciation and amortization                  1,040                   -          3,119                 -             11,148
                                          --------------    ----------------  -------------    --------------   ----------------
     Total expenses                             765,176             539,931      1,435,689           782,373          4,927,976
                                          --------------    ----------------  -------------    --------------   ----------------

Other income/(expense):
   Interest expense                                   -                   -              -                 -            (16,469)
   Interest income                                   73                   -            583                 -                583
   Gain (loss) on sale of assets                      -                   -              -                 -             (1,916)
                                          --------------    ----------------  -------------    --------------   ----------------
     Total other income                              73                   -            583                 -            (17,802)
                                          --------------    ----------------  -------------    --------------   ----------------

Net (loss)                                $    (765,103)    $      (539,931)  $ (1,435,106)    $    (782,373)    $   (4,944,115)
                                          ==============    ================  =============    ==============   ================

Weighted average number of
   common shares outstanding                 21,035,550          16,817,500     21,035,550        16,817,500         21,035,550
                                          ==============    ================  =============    ==============   ================

Net (loss) per share                      $       (0.04)    $         (0.03)  $      (0.07)    $       (0.05)    $        (0.24)
                                          ==============    ================  =============    ==============   ================












                    The Accompanying Notes are an Integral Part of These Financial Statements.


                                       POWER TECHNOLOGY, INC.
                                      STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                            FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
                     AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JULY 31, 2001


                                                                         SIX MONTHS ENDED                      JUNE 3, 1996
                                                                             JULY 31,                           (INCEPTION)
                                                              -----------------------------------------         TO JULY 31,
                                                                     2001                  2000                     2001
                                                              ------------------    -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $      (1,435,106)    $         (782,373)            (4,944,115)
    Depreciation and amortization                                         3,119                  2,500                 11,148
    Stock issued for services                                         1,190,436                      -              2,307,935
    Stock issued to acquire patents                                           -                      -                (20,000)
Adjustments to reconcile net (loss) to net cash
    provided (used) by operating activities:
    (Increase) in employee advances                                      (1,000)                     -                 (1,000)
    (Increase) in due from related party                               (127,000)                     -               (127,000)
    (Increase) in accounts receivable                                     4,801                 (1,000)                     -
    (Increase) in prepaid expenses                                            -                      -                (20,000)
    Increase (decrease) in accounts payable                             (11,382)                (5,184)                     -
    Increase (decrease) in accrued expenses                             (10,200)               535,245                      -

                                                              ------------------    -------------------    -------------------
Net cash provided (used) by operating activities                       (386,332)              (250,812)            (2,793,032)
                                                              ------------------    -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from loans - related party                                 127,982                 57,511                368,705
    Transfer (to) from MikroDri                                           4,721                (33,064)                50,000
    Purchase of equipment                                                (2,353)                (5,311)               (22,707)
    Patent acquisition                                                        -                (13,500)               (58,500)
                                                              ------------------    -------------------    -------------------
Net cash provided (used) by investing activities                        130,350                  5,636                337,498
                                                              ------------------    -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debentures                                      -                      -                600,760
    Issuance of capital stock                                           238,650                403,750              1,862,743
                                                              ------------------    -------------------    -------------------
Net cash provided by financing activities                               238,650                403,750              2,463,503
                                                              ------------------    -------------------    -------------------

Net increase/(decrease) in cash                                         (17,332)               158,574                  7,969
Cash - beginning                                                         25,301                 76,015                      -
                                                              ------------------    -------------------    -------------------
Cash - ending                                                 $           7,969     $          234,589     $            7,969
                                                              ==================    ===================    ===================

Supplemental disclosures:
    Interest paid                                             $               -     $                -     $                -
                                                              ==================    ===================    ===================
    Income taxes paid                                         $               -     $                -     $                -
                                                              ==================    ===================    ===================
    Non-cash investing and financing activities:
      Number of shares issued for services                            1,778,745                      -              3,517,245
                                                              ==================    ===================    ===================
      Number of shares issued for debt conversion                             -                      -              1,034,000
                                                              ==================    ===================    ===================
      Number of shares issued to acquire patents                              -                      -                200,000
                                                              ==================    ===================    ===================


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2001 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $4,944,115 during the period June 3, 1996 (inception) to July 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

The Company acquired office equipment totaling $1,314 during the six months ended July 31, 2001.

Depreciation expense for the six months ended July 31, 2001 is $3,119.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company received $50,000 of research and development fees from MicroDri, L.P., a related entity with common shareholders and management, as of July 31, 2001. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

Various related entities loaned the Company approximately $127,982 during the six month period ended July 31, 2001. The notes are due on demand, and the balance is non-interest bearing.

The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the six months ended July 31, 2001 totaled approximately $12,000.

                         POWER TECHNOLOGY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY

During the six months ended July 31, 2001, the Company issued 1,778,745 shares of its $0.001 par value common stock to various individuals for consulting services valued at $1,190,436.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

         The following table (unaudited) sets forth certain operating information regarding the Company:

         --------------------------------------------------------------------------------
                                                           SIX MONTHS ENDED JULY 31,
                                                           -------------------------
                                                           2001                 2000
                                                           ----                 ----
         --------------------------------------------------------------------------------
         Revenues................................... $            0       $            0
         --------------------------------------------------------------------------------
         General and administrative expenses........ $      142,457       $      594,204
         --------------------------------------------------------------------------------
         Research and development................... $       99,677       $      188,169
         --------------------------------------------------------------------------------
         Net income (loss).......................... $   (1,435,106)      $     (782,373)
         --------------------------------------------------------------------------------
         Net income (loss) per share................ $         (.07)      $         (.05)
         --------------------------------------------------------------------------------

SIX MONTHS ENDED JULY 31, 2001 COMPARED WITH SIX MONTHS ENDED JULY 31, 2000

         REVENUES. The Company had no revenues during the first six months of 2001 and 2000, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 417% to $142,457 in the six month period ended July 31, 2001, from $594,204 in 2000. This decrease is principally attributable to reduced activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 53% during the six months period ended July 31, 2001, to $99,677 compared to $188,169 during the first six months of 2000.

         RESULTS OF OPERATIONS. The net loss of the Company increased to $1,435,106 during the six month period ended July 31, 2001, as compared with a loss of $782,373 during the same period of 2000, an increase of approximately 183%, and was due primarily to the increase in the costs of consulting services regarding its research and development activities and other consulting services.

         CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY. The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

         ----------------------------------------------------------------------------------
                                                              SIX MONTHS ENDED JULY 31,
                                                              -------------------------
                                                              2001                 2000
                                                              ----                 ----
         ----------------------------------------------------------------------------------
         Net cash used in operating activities........... $  (386,332)         $   250,812
         ----------------------------------------------------------------------------------
         Net cash used in investing activities........... $   130,350          $     5,636
         ----------------------------------------------------------------------------------
         Net cash provided by financing activities....... $   238,650          $   403,750
         ----------------------------------------------------------------------------------

         CAPITAL EXPENDITURES. The Company incurred $1,314 in equipment during the six months ended July 31, 2001, and the Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the six month period ended July 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

         The Company entered into an Investment Agreement originally dated April 17, 2000 which was amended and restated effective June 13, 2001 (the "Agreement"), with Swartz Private Equity, L.L.C. of Roswell, Georgia ("SPE"). The Agreement provided for SPE to commit to purchase up to an aggregate of $35,000,000 of the Common Stock of the Company. This Agreement has been terminated by the Company.

         At July 31, 2001, the Company had current assets of $135,969 and current liabilities of $418,705, resulting in a working capital deficit of $292,736, as compared to a working capital deficit of $277,472 at January 31, 2001.

         Net cash used in operating activities increased to $386,332 for the six months ended July 31, 2001, from $250,812 for the six months ended July 31, 2000, a difference of $135,520. The 65% increase in net cash used in operating activities was primarily attributable to an increase in the costs for consulting services regarding its research and development regarding its battery and other services.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS

             None

         (b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 2001.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER TECHNOLOGY, INC.


Date:   September 27, 2001         By: /s/ Lee A. Balak
                                       ----------------------------------------
                                       Lee A. Balak, President, Chief Financial
                                       Officer, and Principal Accounting Officer