Form 10QSB
period 2001-10-31
POWER TECHNOLOGY INC/CN
filed 2001-12-17
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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


                  1000 W. BONANZA ROAD, LAS VEGAS, NEVADA 89106
                  ---------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 382-3385
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)


                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)



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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 23,301,830 SHARES.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO X
                                                              ---    ---

                                ITS NETWORKS INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets as of October 31, 2001(unaudited)
                  and January 31, 2001 ............................................................... 3

                  Consolidated Statements of Operations for the nine
                  months ended October 31, 2001 and 2000 ............................................. 4

                  Consolidated Statements of Cash Flows for the nine
                  months ended October 31, 2001 and 2000 ............................................. 5

Item 2.  Management's Discussion and Analysis or Plan of Operations .................................. 8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................................................ 9

Item 2. Changes in Securities ........................................................................ 9

Item 3. Defaults on Senior Securities ................................................................ 9

Item 4. Submission of Matters to a Vote of Security Holders .......................................... 9

Item 5. Other Information ............................................................................ 9

Item 6. Exhibits and Reports on Form 8-K ............................................................. 9

                  Signatures .........................................................................12

Item 1. Consolidated Financial Statements.

                             POWER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                OCTOBER 31,       JANUARY 31,
                                                                                   2001               2001
                                                                               -------------     -------------
ASSETS                                                                          (unaudited)

Current assets:
    Cash and equivalents                                                       $      35,140     $      25,301
    Employee advances                                                                  1,000                --
    Due from related party                                                           127,000                --
    Accounts receivable                                                                   --             4,811
                                                                               -------------     -------------
      Total current assets                                                           163,140            30,112
                                                                               -------------     -------------

Fixed assets, net                                                                     13,527            12,323
                                                                               -------------     -------------
Other assets:
    Prepaid expenses                                                                  20,000            20,000
    Patents                                                                           78,500            78,500
                                                                               -------------     -------------
                                                                               $     275,167     $     140,935
                                                                               =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                                   $     133,758     $      11,382
    Advances from MikroDri                                                            25,000            45,279
    Accrued expenses                                                                      --            10,200
    Loan payable - related party                                                     503,745           240,723
                                                                               -------------     -------------
      Total current liabilities                                                      662,503           307,584
                                                                               -------------     -------------
Convertible debentures                                                               600,760           600,760
                                                                               -------------     -------------
                                                                                   1,263,263           908,344
                                                                               -------------     -------------
Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 21,951,050 and 19,027,500 shares
      issued and outstanding as of 10/31/01 and 1/31/01, respectively                 21,951            19,028
    Additional paid-in capital                                                     4,666,750         2,722,563
    (Deficit) accumulated during development stage                                (5,676,797)       (3,509,000)
                                                                               -------------     -------------
                                                                                    (988,096)         (767,409)
                                                                               -------------     -------------
                                                                               $     275,167     $     140,935
                                                                               =============     =============


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
         AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO OCTOBER 31, 2001


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED              JUNE 3, 1996
                                                     OCTOBER 31,                       OCTOBER 31,                (INCEPTION) TO
                                          --------------------------------   ---------------------------------     OCTOBER 31,
                                              2001               2000             2001               2000              2001
                                          --------------    --------------   --------------     --------------    --------------
Revenue                                   $           --    $           --   $           --     $           --    $        1,663
                                          --------------    --------------   --------------     --------------    --------------
Expenses:
   General and administrative expenses           108,296           446,617          215,613            594,204         2,755,039
   Research and development                       95,844            93,314          195,521            188,169         1,140,353
   Consulting fees                               562,604                --        1,753,040                 --         1,753,040
   Depreciation and amortization                   1,244                --            4,363                 --            12,392
                                          --------------    --------------   --------------     --------------    --------------
     Total expenses                              767,988           539,931        2,168,537            782,373         5,660,824
                                          --------------    --------------   --------------     --------------    --------------
Other income/(expense):
   Interest expense                                   --                --               --                 --           (16,469)
   Interest income                                   166                --              749                 --               749
   Gain (loss) on sale of assets                      --                --               --                 --            (1,916)
                                          --------------    --------------   --------------     --------------    --------------
     Total other income                              166                --              749                 --           (17,636)
                                          --------------    --------------   --------------     --------------    --------------

Net (loss)                                $     (767,822)   $     (539,931)  $   (2,167,788)    $     (782,373)   $   (5,676,797)
                                          ==============    ==============   ==============     ==============    ==============

Weighted average number of
   common shares outstanding                  21,035,550        16,817,500       21,035,550         16,817,500        21,035,550
                                          ==============    ==============   ==============     ==============    ==============

Net (loss) per share                      $        (0.04)   $        (0.03)  $        (0.10)    $        (0.05)   $        (0.27)
                                          ==============    ==============   ==============     ==============    ==============



   The Accompanying Notes are an Intregal Part of These Financial Statements.

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
         AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO OCTOBER 31, 2001

                                                               NINE MONTHS ENDED             JUNE 3, 1996
                                                                  OCTOBER 31,               (INCEPTION) TO
                                                        -------------------------------      OCTOBER 31,
                                                            2001              2000               2001
                                                        -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                              $  (2,167,788)    $    (782,373)       (5,676,797)
    Depreciation and amortization                               4,363             2,500            12,392
    Stock issued for services                               1,729,496                --         2,846,995
    Stock issued to acquire patents                                --                --           (20,000)
Adjustments to reconcile net (loss) to net cash
     provided (used) by operating
    activities:
    (Increase) in employee advances                            (1,000)               --            (1,000)
    (Increase) in due from related party                     (127,000)               --          (127,000)
    Decrease (Increase) in accounts receivable                  4,801            (1,000)               --
    (Increase) in prepaid expenses                                 --                --           (20,000)
    Increase (decrease) in accounts payable                   122,376            (5,184)          133,758
    Increase (decrease) in accrued expenses                   (10,200)          535,245                --
                                                        -------------     -------------     -------------
Net cash (used) by operating activities                      (444,952)         (250,812)       (2,851,652)
                                                        -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from loans - related party                       238,773            57,511           499,492
    Transfer (to) from MikroDri                               (20,279)          (33,064)           25,000
    Purchase of equipment                                      (2,353)           (5,311)          (21,667)
    Patent acquisition                                             --           (13,500)          (58,500)
                                                        -------------     -------------     -------------
Net cash provided by investing activities                     216,141             5,636           444,325
                                                        -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debentures                           --                --           600,760
    Issuance of capital stock                                 238,650           403,750         1,841,707
                                                        -------------     -------------     -------------
Net cash provided by financing activities                     238,650           403,750         2,442,467
                                                        -------------     -------------     -------------
Net increase in cash                                            9,839           158,574            35,140
Cash - beginning                                               25,301            76,015                --
                                                        -------------     -------------     -------------
Cash - ending                                           $      35,140     $     234,589     $      35,140
                                                        =============     =============     =============
Supplemental disclosures:
    Interest paid                                       $          --     $          --     $          --
                                                        =============     =============     =============
    Income taxes paid                                   $          --     $          --     $          --
                                                        =============     =============     =============
    Non-cash invsting and financing activities:
      Number of shares issued for services                  2,694,245                --         4,432,745
                                                        =============     =============     =============
      Number of shares issued for debt conversion                  --                --         1,034,000
                                                        =============     =============     =============
      Number of shares issued to acquire patents                   --                --           200,000
                                                        =============     =============     =============



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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $4,944,115 during the period June 3, 1996 to October 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

The Company acquired office equipment totaling $4,527 during the nine months ended October 31, 2001.

Depreciation expense for the nine months ended October 31, 2001, is $4,363.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company had $25,000 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of October 31, 2001. The Company will continue to perform research and development procedures, which will be invoiced against the fee advancements.

Various related entities loaned the Company approximately $503,745 during the nine months ended October 31, 2001. The notes are due on demand, and the balance is non-interest bearing.

The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the nine months ended October 31, 2001, totaled approximately $18,000.

The Company paid a management fee in the amount of $30,000 to No. 90 Corporate Ventures, a company owned by Lee Balak, the Company's president.

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended October 31, 2001, the Company issued 2,694,245 shares of its common stock to various individuals for consulting services valued at $1,729,496.

NOTE 5 - COMMITMENTS

On August 20, 2001, the Company's Board of Directors resolved to sell 1,334,285 shares of its common stock at $0.35 per share, in reliance on Regulation S of the Securities Act of 1933, to Mr. Walter Fischer, president and director of Gartner Trans, for equity fund raising. In addition to the shares, the Company also approved the issuance of a warrant to Mr. Fischer to purchase 667,142 shares of the Company's common stock at $0.50 per share for a period of two years.

The Company entered into an agreement to issue 950,000 shares of its common stock to Mr. Jaime Vega for satisfaction of $344,515 in expenses and service fees incurred as a consultant for the Company. As of October 31, 2001, Mr. Vega has received 400,000 shares of the Company's common stock. The additional 550,000 shares will be issued after the Company's next Annual Shareholders' Meeting.

On October 25, 2001, the Company entered into a "Non-Exclusive, Non-Circumvention" Product Development and Financing Agreement ("Agreement") with LABA Investments, Ltd., an Ontario, Canada company ("LABA"). Pursuant to the Agreement, the Company shall issue 25,000 shares of its free trading common stock and 25,000 shares of restricted common stock, plus out of pocket expenses. The Company may also issue an additional 30,000 shares of free trading common stock upon the successful manufacturing development and utilization of the Company's battery technology. The Company has also agreed to pay LABA a placement fee payable in cash (calculated at 8% of the gross equity offering funds and/or government assistance funds received by the Company from LABA's efforts) plus "Cashless" warrants equal to 5% of the total stock issued pursuant to LABA's efforts. The Company has also agreed to pay LABA 8% of the gross revenues generated from sales contracts, licensing or royalty contracts, and/or joint ventures obtained from LABA's efforts.

NOTE 6 - SUBSEQUENT EVENTS

On November 1, 2001, the Company entered into a Consulting Agreement ("Agreement") with Battery Consultation Services ("Consultant"), represented by Dr. Basanta K. Mahato, for technical assistance in the ongoing development of the Company's battery prototypes. The Agreement begins November 1, 2001, and continues for a minimum of three months, with an option to continue the Agreement upon favorable results. As consideration for the Agreement, the Company shall pay Consultant a monthly retainer of $4,000, payable in the Company's common stock at the fair market value determined at the end of each month during the term of the Agreement. The Company also agreed to issue 80,000 shares of its common stock to Consultant for the purchase of an advanced battery paste formula which can be integrated with the Company's patented technology. Upon the successful commercialization of the jointly developed battery, the Company has agreed to issue $110,000 of restricted common stock valued at the closing fair market value.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:


                                                   NINE MONTHS ENDED
                                                      OCTOBER 31
                                            -------------------------------
                                                2001               2000
                                            -------------     -------------
                                                    (unaudited)
Revenues                                    $         -0-     $         -0-

General and administrative expenses         $     215,613     $     594,204

Research and Development                    $     195,521     $     188,169

Consulting fees                             $   1,753,040     $         -0-

Net income (loss)                           $  (2,167,788)    $    (782,373)

Net income (loss) per share                 $        (.10)    $        (.05)


Nine months ended October 31, 2001 compared with nine months ended October 31, 2000

         REVENUES. The Company had no revenues during the first nine months of 2001 and 2000, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 64% to $215,613 in the nine month period ended October 31, 2001, from $594,204 in 2000. This decrease is principally attributable to a decrease in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased approximately 4% during the first nine months of fiscal 2001 to $95,521, compared $188,169 in the first nine months of 2000.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party increased 109% from $240,723 at October 31, 2000, to $503,745 at October 31, 2001. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and President of the Company which were expended primarily for research and development fees and costs.

         CONSULTING FEES. Fees paid to consultants to the Company increased from $ 0 during the nine month period ended October 31, 2000, to $1,753,040 during the nine month period ended October 31, 2001. These fees were paid primarily by the issuance of common stock of the Company as compensation for services.

         RESULTS OF OPERATIONS. The net loss of the Company increased to $2,167,788 during the nine month period ended October 31, 2001, as compared with a loss of $782,373 during the same period of 2000, an increase of approximately 177%, and was due primarily to the increase in its research and development activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.


                                                           NINE MONTHS ENDED
                                                              OCTOBER 31
                                                      ---------------------------
                                                         2001             2000
                                                      -----------     -----------
Net cash used in operating activities                 $  (444,952)    $  (250,812)

Net cash provided by investing activities             $   216,141     $     5,636

Net cash provided by financing activities             $   238,650     $   403,750


         CAPITAL EXPENDITURES. The Company incurred capital expenditures of $4,527 for office equipment, office furniture or other fixed assets during the nine month period ended October 31, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, conversion of notes, the exercise of warrants and options, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         At October 31, 2001, the Company had current assets of $163,140 and current liabilities of $662,503, resulting in a working capital deficit of $499,363, as compared to a working capital deficit of $277,472 at January 31, 2001.

         Net cash used in operating activities increased approximately 77% to $444,952 for the nine months ended October 31, 2001, from $250,812 for the nine months ended October 31, 2000, a difference of $194,140. The increase in net cash used in operating activities was primarily attributable to research and development costs regarding its battery technology.

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

         10(m)                                                  Consulting Agreement with Hanover Engineering & Consulting
                                                                Limited dated November 15, 2000, is hereby incorporated by reference to Exhibit 10(m) of the Form 10-KSB filed for the year ended January 31, 2001.

         10(n)                                                  Letter Agreement with Goodbody International, Inc. -
                                                                Joseph H. Hale, dated January 28, 2000, is hereby
                                                                incorporated by reference to Exhibit 10(n) of the Form
                                                                10-KSB filed for the year ended January 31, 2001.

         10(o)                                                  Contract Agreement with GDH Consultants Ltd. dated
                                                                September 12, 2000, is hereby incorporated by reference to
                                                                Exhibit 10(o) of the Form 10-KSB filed for the year ended
                                                                January 31, 2001.

         10(p)                                                  Memorandum of Intention to Create a Foreign Invested Joint
                                                                Venture Company with the Shuang Deng Group dated February
                                                                2, 2001, is hereby incorporated by reference to Exhibit
                                                                10(p) of the Form 10-KSB filed for the year ended January 31, 2001.

         10(q)                                                  Partnership Agreement with Department of Science and
                                                                Technology Development of Peking University and PU Lead
                                                                Company dated February 15, 2001, is hereby incorporated by reference to Exhibit 10(q) of the Form 10-KSB
                                                                filed for the year ended January 31, 2001.

         10(r)                                                  Non-Disclosure/Non-Use Agreement with Bipolar Power
                                                                International and BC Research, Inc. dated March 3, 2001,
                                                                is hereby incorporated by reference to Exhibit 10(m) of
                                                                the Form 10-KSB filed for the year ended January 31, 2001.

         10(s)                                                  2000 Stock Option, SAR and Stock Bonus Plan incorporated
                                                                herein by reference to Exhibit 10 of the Form S-8
                                                                registration statement filed on March 13, 2001.

         10(t)                                                  License Agreement with Gartner Trans d.o.o.

         10(u)                                                  Engagement Agreement with Dr. Basanta K. Mahato dated
                                                                November 1, 2001.

         10(v)                                                  Power Technology, Inc. 2002 Stock Option, SAR and Stock
                                                                Bonus Plan.

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

27. Financial Data Schedule                                     Not Applicable

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 2001.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POWER TECHNOLOGY, INC.


Date: December 17, 2001     By:  /s/ Lee A. Balak
                               ---------------------------------------------
                               Lee A. Balak, President, Chief Financial Officer, and Principal Accounting Officer