Form 10KSB
period 2002-01-31
POWER TECHNOLOGY INC/CN
filed 2002-05-15
CIK 1066978

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

           [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM          TO
                                                --------    ---------

                         COMMISSION FILE NUMBER: 0-24857
                         -------------------------------

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
Yes   X    No
    -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:
                  $ -0-.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of May 10, 2002:

                  Common stock, $.001 par value:  $5,821,861

         The number of shares of the registrant's common stock outstanding as of January 31, 2002:

                  23,301,830 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                                       Yes         No   X
                                           -----      -----

                             POWER TECHNOLOGY, INC.

                       INDEX TO FORM 10-KSB ANNUAL REPORT


PART I

Item 1.  Description of Business...................................................................................     3

Item 2.  Description of Property...................................................................................     7

Item 3.  Legal Proceedings.........................................................................................     7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..................................................     8

Item 6.  Management's Discussion and Analysis or Plan of Operations................................................    10

Item 7.  Financial Statements......................................................................................    14

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................    14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.........................................................................    15

Item 10. Executive Compensation....................................................................................    17

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters.......................................................................................    18

Item 12. Certain Relationships and Related Transactions............................................................    20

Item 13. Exhibits and Reports on Form 8-K..........................................................................    20

Signatures.........................................................................................................    24

Exhibit Index......................................................................................................    25

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

         Electrochemical batteries typically include a pair of oppositely charged plates (positive and negative) with electrolyte to convey ions from one plate to the other when the circuit is completed. This is a well developed technology, typically utilizing a lead- acid electrolyte which is more expensive, more volatile, and environmentally unfavorable than the Company's battery technology.

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

EMPLOYEES

         As of January 31, 2002, the Company had ten (10) full-time employees and two (2) consultants. Of the total, seven were engaged in product research and development, and two (2) were in finance and administration. The Company also had two part-time employees as of January 31, 2002. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

BANKING ARRANGEMENTS

         The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company currently leases its executive and research and development facilities located at 1000 West Bonanza Road, Las Vegas, Nevada 89106 on a month-to-month basis. The lease covers approximately 5,000 square feet at a monthly rental of approximately $2,000 per month. The Company believes that its current facilities are adequate for its needs through 2002, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

         The Company was not engaged in any litigation as of January 31, 2002. The Company may become engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, will not be material to the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        None.


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

GENERAL

         The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PWTC.

Common Stock

         The Company's Articles of Incorporation authorize 100,000,000 shares of Common Stock, $.001 par value. As of January 31, 2002, the Company had 23,301,830 shares of Common Stock, $.001 par value, that were issued and outstanding, which were held by 77 stockholders of record.

Preferred Stock

         The Company's Articles of Incorporation authorize 1,000,000 shares of Preferred Stock, $.001 par value. As of January 31, 2002, the Company had no shares of its Preferred Stock issued and outstanding.

STOCK OPTION, SAR AND STOCK BONUS PLANS

         During the first fiscal quarter of 2002, the Company adopted and approved its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the "Plan") which provided for the issuance of up to 2,000,000 shares of its Common Stock to consultants to the Company for services. Directors, officers and employees of the Company are not eligible to participate in the Plan. The Plan is administered by a committee comprised of Lee A. Balak, Chief Executive Officer and President of the Company, and Alvin A. Snaper, Vice President and Secretary of the Company.

OPTIONS AND WARRANTS

         As of January 31, 2002, the Company had outstanding warrants to purchase 1,157,000 shares of Common Stock at exercise prices ranging from $.50 to $.8125.

         As of January 31, 2002, the Company had outstanding stock options to purchase 3,754,000 shares of Common Stock at exercise prices ranging from $.25 to $3.00 per share.

REGISTRAR AND TRANSFER AGENT

         The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

Common Stock Trading

         The Company's Common Stock trades on the NASD Electronic Bulletin Board over-the-counter market under the symbol "PWTC". The following table sets forth the high and low closing prices of the Common Stock of the Company:

         The following table sets forth the range of high and low closing prices per share of the Common Stock of the Company as reported by Pink Sheets, L.L.C. for the periods indicated.

Year Ended December 31, 2000(1)                      High Closing   Low Closing
                                                        Prices         Prices
                                                     ------------   -----------
         1st Quarter....................             $1.84375          $.40
         2nd Quarter....................             $1.65625          $.53125
         3rd Quarter....................             $1.40625          $.625
         4th Quarter....................             $1.01             $.40625

----------

Year Ended December 31, 2001(1)

         1st Quarter....................             $ .96875          $ .50
         2nd Quarter....................             $ .73             $ .50
         3rd Quarter....................             $ .70             $ .35
         4th Quarter....................             $ .58             $ .35

----------

Year Ending December 31, 2002(1)

         1st Quarter. . . . . . . . . .              $ .44             $ .27

----------
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

         The closing price of the Common Stock of the Company on May 10, 2002, was $.35 per share.

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

DIVIDEND POLICY

         The Company has not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business.


Sale of Unregistered Securities

         During February 2001, the Company issued 25,000 shares of Common Stock to Gist Inc., as compensation to Ulf Lindqwister, the Vice President - Business Development of the Company, in reliance upon Section 4(2) of the Securities Act of 1933.

         During February 2001, the Company issued 43,685 restricted shares of Common Stock to Swartz Private Equity under the terms of a stock purchase agreement in reliance upon Section 4(2) of the Securities Act of 1933.

         During March 2001, the Company issued 75,000 shares of restricted Common Stock to Princeton Research Inc. for research consulting services in reliance upon Section 4(2) of the Securities Act of 1933.

         During May and June 2001, the Company issued shares of restricted Common Stock for consulting services to William E. McNerney (90,060 shares), Investor Communications (70,000 shares), IC Capital and Alpha Global Securities (15,000 shares) in reliance upon Section 4(2) of the Securities Act of 1933.

         During July 2001, the Company issued 25,000 shares of restricted Common Stock to Gist Inc. as executive compensation to Ulf Lindqwister, a Vice President of the Company, in reliance upon Section 4(2) under the Securities Act of 1933.

         In September 2001, the Company issued 75,000 shares of restricted Common Stock to Investor Communications for consulting services in reliance upon Section4(2) under the Securities Act of 1933.

         In September 2001, the Company issued 1,221,786 shares of restricted Common Stock to Global Alliance Partners for conversion of debt, in reliance upon Regulation S under the Securities Act of 1933.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Management's Discussion and Alalysis and Plan of Operation

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere in this document. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Works such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

         Although management of the Company believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of funding needed for working capital, debt repayment and capital investment, failure to attract management and staff, the inability to grow membership subscriptions, and lack of success in launching additional service offerings. Additional risk factors are disclosed elsewhere in this document.

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

YEAR ENDED JANUARY 31, 2002 COMPARED TO 2001

         The following table sets forth certain operating information regarding the Company:

                                                   Year Ended                 Year Ended
                                                   January 31, 2002           January 31, 2001
                                                   ----------------           ----------------
Revenues                                             $         0                $          0
General and administrative expense                   $   274,412                $    565,315
Research and development                             $   260,357                $    672,732
Consulting fees                                      $ 2,339,456                $    466,450
Net Loss                                             $(2,943,692)               $ (1,708,345)
Net Loss Per Share                                   $     (0.13)               $     (0.09)

REVENUES.

         Total revenues for fiscal years 2002 and 2001 were $0, as the operations of the Company continued to be focused on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses decreased from $565,315 in fiscal year 2001 to $274,412 during the fiscal year ended January 31, 2002, a decrease of approximately 48.5%. The principal reason for the decrease was the decrease in research activities of the Company.

RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses decreased from $672,732 in fiscal year 2001 to $260,357 during the fiscal year ended January 31, 2002, a decrease of approximately 38.7%, as a result of a decrease in research activities regarding the Company's battery development.

NET LOSS.

         The net loss of the Company increased from $1,708,345 during fiscal year 2001 compared to a net loss of $2,943,692 during the fiscal year ended January 31, 2002, an increase of approximately 72%. The increase in the net loss of the Company is attributable primarily to an increase in consulting fees paid by the Company during the fiscal year ended January 31, 2002, and its continued lack of revenues.

CAPITAL RESOURCES.

         The Company's capital resources have been provided primarily by the exchange of outstanding convertible debt of $525,000 and accrued interest of $70,000 for 1,221,780 shares of Common Stock of the Company, stockholders related loans, and from the exercise of warrants.

WORKING CAPITAL AND LIQUIDITY.

         At January 31, 2002, the Company had negative working capital of approximately $709,722 compared to January 31, 2001, negative working capital in the amount of $767,409. The Company believes that it will be necessary to increase its working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others (see Note 6) or by the sale of Common Stock or other securities of the Company.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.


PLAN OF OPERATIONS

         Because of the costs of development of its battery systems and other products, and the continuing costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2003.


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

GOING CONCERN

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

         At January 31, 2002, the Company had a deficit in working capital of $709,722, a loss from operations for the year ended January 31, 2002, of $2,943,692 and an accumulated deficit of $6,452,702 since June 3, 1996, the date of inception of the Company.

         Management believes that current plans to expand the Company's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal years ended January 31, 2002 and 2001, are provided with this Form 10-KSB and are incorporated herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The present directors and officers of the Company are as follows:

         Name(1)(2)                 Age     Position
         ---------------            ---     -----------
         Lee A. Balak               47      Director, President and Treasurer
         Alvin A. Snaper            72      Director, Vice President - Development, and Secretary
         F. Bryson Farrill          74      Director
         Hugo P. Pomrehn, Ph.D.     62      Director
         Wolf Meyerfeld             64      Director

----------

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of the Company are as follows:

         Mr. Balak became a director and the President of the Company during February 1996. Mr. Balak also serves as President of Omega Dynamics, Inc., and serves as a Director on the Board. From February 2000 to the present Mr. Balak has been a director and the President of Fluidic/Microwave Systems, Inc., an affiliated Nevada corporation, that conducts farm equipment research and development activities. From 1993 to the present, Mr. Balak has been the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C., that makes and holds personal investments made by Mr. Balak. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation (currently named Canacord Investment Corporation). While employed by Canarim Investment Corporation, Mr. Balak was the subject of an administrative proceeding by the British Columbia Securities Commission regarding various alleged violations of the Securities Act, S.B.C. 1985, c.83 of British Columbia (the "Act"); and in November 1990, he undertook and agreed that certain trading exemptions under the Act would not apply or be available for a period of three years and that he would not be a director or officer of any reporting issuer for a period of three years, which period was subsequently reduced to February, 1992, by a variance order. In 1991, he was discharged in bankruptcy by the Supreme Court of British Columbia. Mr. Balak attended the University of Winnipeg.

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

         Mr. Farrill became a director of the Company on October 25, 1999. From 1990 to the present, Mr. Farrill has been a financial consultant to high technology companies and other companies. Mr. Farrill is a director of Future link Distributing, Inc., Devine Entertainment, and Daner Partnership. From 1968 to 1964, he was the President and Chairman of McLeod Young Weir International, a brokerage firm until it was acquired by Scotia Capital Markets. From 1962 to 1979, he was employed by McCleod Young Weir Ltd in Toronto, and was a director and member of its executive committee from 1964 to 1989. Mr. Farrill received a B.A. decree in political science and economics from the University of Toronto in 1951.

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

         Mr. Meyerfeld became a director of the Company on March 11, 2002. Mr. Meyerfeld also currently serves as the President of Republic Aircraft Manufacturing Inc., and has held that position since 1987. Mr. Meyerfeld attended Sir George Williams University in Montreal, Canada from 1959 to 1963.

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

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2002, all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Lee A. Balak, the President and a director of the Company) were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended January 31, 2002, to each executive officer and all executive officers as a group for services in all capacities to the Company.

                                                     CASH COMPENSATION(1)(2)
                                                      ANNUAL          BONUS      STOCK COMPENSATION(4)
                                                     --------        -------     ---------------------
         Lee A. Balak ..........................     $ 45,000        $     0           $      0
         William E. McNerney (3)  ..............     $      0        $     0           $ 56,738
         Alvin A. Snaper (3) ...................            0        $     0           $      0
         Ulf J. Lindqwister (3) ................     $      0        $     0           $ 26,913

All executive officers as a group (including
above 4 persons) ...............................     $ 45,000        $     0           $ 83,651

----------
(1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.

(3) The Company has no employment contracts with its executive officers or employees; however, the Company had a consulting agreement with William
         E. McNerney, the former Executive Vice President and a director of the Company, with Hugo P. Pomrehn, a director of the Company, and with Ulf
         J. Lindqwister, the former Vice President-Business Development of the Company.

(4) Represents the issuance of shares of Common Stock that were awarded by the Board of Directors as compensation, in lieu of salary and cash bonuses.

COMMITTEES OF THE BOARD OF DIRECTORS

STOCK PLAN COMMITTEES

         A Stock Plan Committee of the Board of Directors administers the Company's Stock Option, SAR and Stock Bonus Consultant Plan. Messrs. Lee A. Balak and Alvin A. Snaper serve as members of the Committee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 2002, are as follows:

                                            SHARES                     PERCENT OF
MANAGEMENT                                  BENEFICIALLY               COMMON
SHAREHOLDERS(1)                             OWNED(1)                   STOCK
---------------------------                 ------------               ----------
Lee A. Balak ..........................        4,702,000                  20.2%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

F. Bryson Farrill .....................                0                     0%
77 Verplank Avenue
Stanford, Connecticut 06902

Hugo P. Pomrehn, Ph.D (2) .............           80,000                  0.34%
1017 South Mountain
Monrovia, California 91016

Alvin A. Snaper .......................          664,155                   2.9%
2800 Cameo Circle
Las Vegas, Nevada 89107

Ulf Lindqwister (3) ...................           55,000                  0.24%
9717 Royal Lamb Drive
Las Vegas, Nevada 89145

Directors and officers as a group
(5 persons, including the above) ......        5,501,155                  23.7%

----------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2) These share are held by the Pomrehn Family Trust of which Mr. Hugo P. Pomrehn is a trustee.

(3) Mr. Lindqwister resigned as Vice President - Business Development of the Company effective March 4, 2002.


         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2002.

                                                              SHARES OF                 PERCENT
                                    TITLE OF                  OUTSTANDING               BENEFICIALLY
NAME AND ADDRESS                    CLASS                     COMMON STOCK(1)           OWNED
-------------------                 --------                  ---------------           ------------
Lee A. Balak                        Common Stock              4,702,000                 20.2%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

Global Alliance Partners            Common Stock              1,221,786(2)               9.6%
c/o Buser Management
Todistrasse 51
Postfach 1059
8039 Zurich
Switzerland

Cede & Co.                          Common Stock              15,808,226(3)             67.8%
P.O. Box 222
Bowling Green Station
New York, New York 10274

----------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2) These shares were issued upon the conversion of a Series A Convertible Note, including interest, into shares of Common Stock of the Company.

(3) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company leases approximately 5,000 square feet of offices and research facilities on a month-to-month basis for $2,000 per month from Mr. Alvin A. Snaper, a director, Vice President, Secretary and Treasurer of the Company and his partner. During the fiscal years ended January 31, 2002 and 2001, the Company paid $24,000 in lease payments for these facilities during each year.

         In June 1999, the Company acquired rights to advanced microwave technology designed to reduce the moisture content of agricultural products, from Alvin A. Snaper and William E. McNerney, directors and officers of the Company, who each received 100,000 shares of restricted Common Stock of the Company in exchange for this technology. Effective April 1, 1999, the Company entered into a consulting agreement for a term of one year with William E. McNerney, a director and Vice President of the Company for $5,000 per month, payable quarterly in the Common Stock of the Company, in lieu of cash, valued at 85% of its lowest closing bid price during the quarter. During the year ended January 31, 2000, the Company issued 30,000 shares of Common Stock to Mr. McNerney, and issued 53,055 shares of Common Stock to him during fiscal 2001, and issued 90,060 shares to him during fiscal 2002, under the terms of the consulting agreement.

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

         Effective April 15, 2000, the Company agreed to compensate Ulf J. Lindqwister, Vice President - Business Development, through a salary of $5,000 per month and though the monthly issuance of 5,000 shares of restricted Common Stock of the Company for his services, or to Gist Incorporated, his personal consulting company. As of January 31, 2001, a total of $21,250 and 51,250 shares of Common Stock have been paid to Gist Incorporated, a consulting company wholly owned by Mr. Lindqwister. During the fiscal year ended January 31, 2002, a total of 50,000 shares of Common Stock were paid to Gist Incorporated as compensation.

         During the year ended January 31, 2002, Mr. Lee A. Balak has loaned $491,745 to the Company. The loans are on demand with interest at 10% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed by the Registrant during its fiscal year ended January 31, 2002.

INDEX TO EXHIBITS

EXHIBITS                                             DESCRIPTION
--------                                             -----------
3(i) Articles of Incorporation of the Registrant     The Articles of Incorporation are incorporated herein by
                                                     reference to Exhibit 3(i) to the Form 10-SB registration
                                                     statement of the Company (File No. 0-24857)

3(ii) Amendment to Articles of Incorporation         The Amendment to the Articles of Incorporation is
                                                     incorporated

                                                     herein by reference to Exhibit 3(ii) to the Form 10-SB
                                                     registration statement of the Company (File No. 0-24857)

3(iii) By-Laws of the Registrant                     The By-Laws are incorporated herein by reference to Exhibit
                                                     3(iii) to the Form 10-SB registration statement of the Company
                                                     (File No. 0-24857)
 10. Material Contracts

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

         10(m)                                       Consulting Agreement with Hanover Engineering & Consulting
                                                     Limited dated November 15, 2000 is incorporated by reference to
                                                     Form 10-KSB for its fiscal year ended January 31, 2001.

         10(n)                                       Letter Agreement with Goodbody International, Inc. - Joseph H.
                                                     Hale, dated January 28, 2000 is incorporated by reference to
                                                     Form 10-KSB for its fiscal year ended January 31, 2001.

         10(o)                                       Contract Agreement with GDH Consultants Ltd. dated September
                                                     12, 2000 is incorporated by reference to Form 10- KSB for its fiscal year ended January 31, 2001.

         10(p)                                       Memorandum of Intention to Create a Foreign Invested Joint
                                                     Venture Company with the Shuang Deng Group dated February 2,
                                                     2001 is incorporated by reference to Form 10-KSB for its fiscal year ended January 31, 2001.

         10(q)                                       Partnership Agreement with Department of Science and Technology
                                                     Development of Peking University and PU Lead Company dated
                                                     February 15, 2001 is incorporated by reference to Form 10-KSB for its fiscal year ended January 31, 2001.

         10(r)                                       Non-Disclosure/Non-Use Agreement with Bipolar Power
                                                     International and BC Research, Inc. dated March 3, 2001 is incorporated by reference to Form 10-KSB for its fiscal year ended January 31, 2001.

         10(s)                                       2000 Stock Option, SAR and Stock Bonus Plan incorporated herein by reference to Exhibit 10 of the Form S-8 registration
                                                     statement of the Company filed on March 13, 2001(SEC File No.
                                                     333-56968).

         10(t)                                       License Agreement with Gartner Trans d.o.o. is incorporated by reference to the Form 10-QSB quarterly report of the Company for its fiscal quarter ended October 31, 2001.

         10(u)                                       Engagement Agreement with Dr. Basanta K. Mahato dated November
                                                     1, 2001 is incorporated by reference to the Form 10- QSB
                                                     quarterly report of the Company for its fiscal quarter ended
                                                     October 31, 2001.

         10(v)                                       Power Technology, Inc. 2002 Stock Option, SAR and Stock Bonus
                                                     Plan of the Company is incorporated herein by reference to Form
                                                     S-8 Registration Statement (SEC File No. 333-82512).

         10(w)                                       Memorandum of Understanding regarding China Asia-Pacific Mobile
                                                     Telecommunications Satellite CompanyLimited dated January 29,
                                                     2002.

11.  Statement re: computation of per
         share earnings                              Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated herein.

12.  A description of the subsidiary of
         the Company                                 A description of the subsidiary of the Company is incorporated herein by reference to Exhibit 21 of the Form S-8 registration statement of the Company (SEC File No. 333-66845)

23.1  Consent                                        Consent of G. Brad Beckstead, C.P.A., independent certified public accountant.

G. BRAD BECKSTEAD
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                                702.362.0540 fax


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Power Technology, Inc.

I have audited the accompanying consolidated balance sheets of Power Technology, Inc. (a development stage company) as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. (a development stage company) as of January 31, 2002 and 2001, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The financial statements of Power Technology, Inc. for the period June 3, 1996 (date of inception) through January 31, 1999, were audited by other auditors whose report dated April 19, 1999, expressed an unqualified opinion on those statements.

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




Las Vegas, Nevada
May 7, 2002

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                 JANUARY 31,      JANUARY 31,
                                                                    2002             2001
                                                                -------------    -------------
ASSETS

Current assets:
    Cash and equivalents                                        $      27,543    $      25,301
    Employee advances                                                   1,000               --
    Due from related party                                            127,000               --
    Accounts receivable                                                    --            4,811
                                                                -------------    -------------
      Total current assets                                            155,543           30,112

Fixed assets, net                                                      12,283           12,323

Other assets:
    Prepaid expenses                                                   56,225           20,000
    Patents                                                            78,500           78,500

                                                                -------------    -------------
                                                                $     302,551    $     140,935
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                            $      56,660    $      11,382
    Advances from MikroDri                                             25,000           45,279
    Accrued expenses                                                       --           10,200
    Loans payable - related party                                     850,343          240,723
                                                                -------------    -------------
      Total current liabilities                                       932,003          307,584
                                                                -------------    -------------

Convertible notes                                                      80,270          600,760
                                                                -------------    -------------

                                                                    1,012,273          908,344
                                                                -------------    -------------

Stockholders' (deficit):
    Common stock, $0.001 par value, 100,000,000 shares
      authorized,  23,328,610 and 19,027,500 shares issued
      and outstanding as of 1/31/02 and 1/31/01, respectively          23,329           19,028
    Additional paid-in capital                                      5,719,651        2,722,573
    (Deficit) accumulated during development stage                 (6,452,702)      (3,509,010)
                                                                -------------    -------------
                                                                     (709,722)        (767,409)
                                                                -------------    -------------

                                                                $     302,551    $     140,935
                                                                =============    =============


   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001
         AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2002


                                                               FOR THE YEARS ENDED       JUNE 3, 1996
                                                                   JANUARY 31,         (INCEPTION) TO
                                                         ----------------------------    JANUARY 31,
                                                             2002            2001            2002
                                                         ------------    ------------    ------------
Revenue                                                  $         --    $         --    $      1,663
                                                         ------------    ------------    ------------

Expenses:
   General administrative expenses                            274,412         565,315       2,347,388
   Research & development                                     260,357         672,732       1,205,189
   Consulting fees                                          2,339,456         466,450       2,805,906
   Depreciation and amortization                                5,607           3,848          13,637
                                                         ------------    ------------    ------------
                                                            2,879,832       1,708,345       6,372,120

Other income (expense):
   Interest expense                                           (64,633)             --         (81,102)
   Interest income                                                773              --             773
   Loss on foreign currency                                        --              --          (1,916)
                                                         ------------    ------------    ------------

Net (loss)                                               $ (2,943,692)   $ (1,708,345)   $ (6,452,702)
                                                         ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted     23,328,610      19,027,500
                                                         ============    ============

Net (loss) per share - basic and fully diluted           $      (0.13)   $      (0.09)
                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2002


                                                                                         (DEFICIT)
                                                                                        ACCUMULATED
                                                 COMMON STOCK          ADDITIONAL          DURING          PRIOR         TOTAL
                                         ---------------------------     PAID-IN        DEVELOPMENT       PERIOD      STOCKHOLDERS'
                                           SHARES         AMOUNT         CAPITAL           STAGE        ADJUSTMENT     (DEFICIT)
                                         -----------    -----------    ------------     -------------   -----------   ------------
Balance, June 3, 1996                      2,500,000    $     2,500    $     22,500     $          --            --   $     25,000

Net (loss) for the period ended
    January 31, 1997                                                                         (139,907)                    (139,907)
                                         -----------    -----------    ------------     -------------   -----------   ------------
Balance, January 31, 1997                  2,500,000          2,500          22,500          (139,907)           --       (114,907)

Net (loss) for the year ended
    January 31, 1998                                                                          (51,374)           --        (51,374)
                                         -----------    -----------    ------------     -------------   -----------   ------------
Balance, January 31, 1998                  2,500,000          2,500          22,500          (191,281)           --       (166,281)

Reorganization of Company,
    reverse acquisition of Zepplin, Inc.   2,800,000          2,800          (2,573)                                           227

Shares issued for cash                     6,900,000          6,900         683,300                                        690,200

Shares issued for patents                    200,000            200          19,800                                         20,000

Shares issued for consulting services        134,700            135         134,565                                        134,700

Net (loss) for the year ended
    January 31, 1999                                                                         (700,909)           --       (700,909)
                                         -----------    -----------    ------------     -------------   -----------   ------------
Balance, January 31, 1999                 12,534,700         12,535         857,592          (892,190)           --        (22,063)

Shares issued for cash                     2,900,000          2,900         287,099                                        289,999

Shares issued for consulting services        548,800            549         329,001                                        329,550

Shares issued for debt conversion          1,034,000          1,034         205,766                                        206,800

Prior period adjustment                     (200,000)          (200)        (20,000)                         20,000           (200)

Net (loss) for the year ended
    January 31, 2000                                                                         (908,475)                    (908,475)
                                         -----------    -----------    ------------     -------------   -----------   ------------

Balance, January 31, 2000                 16,817,500         16,818       1,659,458        (1,800,665)       20,000       (104,389)

Shares issued for cash                     1,155,000          1,155         597,720                                        598,875

Shares issued for consulting services      1,055,000          1,055         465,395                                        466,450

Reversal of prior period adjustment                                                                         (20,000)       (20,000)

Net (loss) for the year ended
    January 31, 2001                                                                       (1,708,345)                  (1,708,345)
                                         -----------    -----------    ------------     -------------   -----------   ------------

Balance, January 31, 2001                 19,027,500         19,028       2,722,573        (3,509,010)           --       (767,409)

Shares issued for consulting services      2,874,330          2,874       2,336,582                                      2,339,456

Shares issued for debt conversion          1,050,000          1,050         523,950                                        525,000

Shares issued for interest expense           171,780            172          59,951                                         60,123

Shares issued for cash                       205,000            205          76,595                                         76,800

Net (loss) for the year ended
    January 31, 2002                                                                       (2,943,692)                  (2,943,692)
                                         -----------    -----------    ------------     -------------   -----------   ------------

Balance, January 31, 2002                 23,328,610    $    23,329    $  5,719,651     $  (6,452,702)  $        --   $   (709,722)
                                         ===========    ===========    ============     =============   ===========   ============



   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001
         AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO JANUARY 31, 2002

                                                          FOR THE YEARS ENDED         JUNE 3, 1996
                                                              JANUARY 31,              (INCEPTION)
                                                    ------------------------------    TO JANUARY 31,
                                                        2002             2001              2002
                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                          $  (2,943,692)   $  (1,708,345)   $  (6,452,702)
   Prior period adjustment                                     --          (20,000)              --
   Depreciation expense                                     5,607            3,848           13,637
   Stock issued for consulting services                 2,339,456          466,450        3,456,955
   Stock issued for interest expense                       60,123               --           60,123
   Stock issued to acquire patents                             --               --          (20,000)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   (Increase) in employee advances                         (1,000)              --           (1,000)
   (Increase) decrease in due from related party         (127,000)              --         (127,000)
   (Increase) decrease in accounts receivable               4,811           (4,811)              --
   (Increase) in prepaid expenses                         (36,225)              --          (56,225)
   Increase in accounts payable                            45,278            6,198           56,660
   (Decrease) in accrued expenses                         (10,200)          (6,269)              --
                                                    -------------    -------------    -------------
Net cash (used) by operating activities                  (662,842)      (1,262,929)      (3,069,552)
                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from loans - related party                    613,580          130,723          850,343
   Transfer (to) from MikroDri                            (20,279)         (40,788)          25,000
   Purchase of equipment                                   (4,527)          (3,340)         (21,667)
   Patent acquisition                                          --          (13,500)         (58,500)
                                                    -------------    -------------    -------------
Net cash provided by investing activities                 588,774           73,095          795,176
                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                        --          535,245           80,270
   Issuance of common stock                                76,800          598,875        2,221,649
                                                    -------------    -------------    -------------
Net cash provided by financing activities                  76,800        1,134,120        2,301,919
                                                    -------------    -------------    -------------
Net increase in cash                                        2,732          (55,714)          27,543

Cash and equivalents - beginning                           20,301           76,015               --
                                                    -------------    -------------    -------------
Cash and equivalents - ending                       $      23,033    $      20,301    $      27,543
                                                    =============    =============    =============

Supplemental disclosures:
   Interest paid                                    $          --    $          --    $          --
                                                    =============    =============    =============
   Income taxes paid                                $          --    $          --    $          --
                                                    =============    =============    =============
   Non-cash investing and financing activities:
     Number of shares issued for services               2,874,330        1,055,000        4,612,830
                                                    =============    =============    =============
     Number of shares issued for debt conversion        1,050,000               --        2,084,000
                                                    =============    =============    =============
     Number of shares issued for interest expense         171,780               --          171,780
                                                    =============    =============    =============
     Number of shares issued to acquire patents                --               --          200,000
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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended January 31, 2002 and 2001.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Recent Pronouncements

In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $2,949,059 during the year ended January 31, 2002, and $1,708,345 during the year

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ended January 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets for the years ended January 31, 2002 and 2001 consisted of the following:

                                                    1/31/02          1/31/01
                                                 -------------    -------------
Office equipment                                 $      18,640    $      14,113
Manufacturing equipment                                  4,076            4,076
Leasehold improvements                                   2,164            2,164
Less:  Accumulated depreciation                        (12,597)          (8,030)
                                                 -------------    -------------

Fixed assets, net                                $      12,283    $      12,323
                                                 =============    =============

Depreciation expense for the years ended January 31, 2002 and 2001 is $5,607 and $3,848, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had $25,000 and $45,479 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of January 31, 2002 and 2001, respectively. The Company will continue to perform research and development procedures which will be invoiced against the fee advancements.

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

Various related entities loaned the Company approximately $358,598 during the year ended January 31, 2002. The notes are due on demand, and the balance is non-interest bearing.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's president, Lee Balak, loaned the Company funds throughout the year with an outstanding balance at January 31, 2002 of $491,745. The note is due on demand, and the balance is non-interest bearing. The Company repaid $12,000 of the loans to Mr. Balak.

The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the years ended January 31, 2002 and 2001 totaled approximately $24,000 per year.

The Company paid a management fee in the amount of $45,000 to No. 90 Corporate Ventures, a company owned by Lee Balak, the Company's president.

NOTE 6 - SERIES A CONVERTIBLE NOTES

The Company has issued $600,000 of its Series A Convertible Notes (the "Notes"). During the year ended January 31, 2002, $525,000 of the notes were converted into the Company's $0.001 par value common stock at $0.50 per share for a total of 1,050,000 shares, with an additional 171,780 shares (valued at the fair market value on the date of issuance) for interest expense totaling $60,123.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                       U.S federal statutory rate      (34.0%)
                       Valuation reserve                34.0%
                                                       -----
                       Total                              --%
                                                       =====

As of January 31, 2002, the Company has combined net operating loss carryforwards of approximately $6,400,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire during the years 2016-2021. The deferred tax asset relating to the operating loss carryforwards of approximately $2,200,000 has been fully reserved at January 31, 2002.

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the year ended January 31, 2000, the Company issued 548,800 shares of Common Stock in exchange for services valued at $329,550, (the fair market value of the shares on the date of issuance).

During the year ended January 31, 2001, the Company issued 1,155,000 shares of Common Stock for cash in the amount of $598,875.

During the year ended January 31, 2001, the Company issued 1,055,000 shares of Common Stock in exchange for services valued at $466,450, (the fair market value of the shares on the date of issuance).

During the year ended January 31, 2002, the Company issued 2,874,330 shares of Common Stock in exchange for services valued at $2,339,456, (the fair market value of the shares on the date of issuance).

During the year ended January 31, 2002, the Convertible Note Holders converted their $525,000 note into 1,050,000 shares of the Company's Common Stock plus an additional 171,780 shares for interest expense of $60,123, (the fair market value of the shares on the date of issuance).

During the year ended January 31, 2002, the Company issued 205,000 shares of Common Stock for cash totaling $76,800.

NOTE 9 - WARRANTS AND OPTIONS

There are three warrants outstanding to purchase a total of 151,850 shares of the Company's $0.001 par value common stock at exercise prices ranging from $0.50-$0.66 per common share. The warrants expire on or before April 17, 2005.

There are stock options issued and outstanding to purchase 2,529,990 shares of the Company's $0.001 par value common stock at exercise prices ranging from $0.44 to $4.00 per share.

On January 31, 2002, the Company's board of directors resolved to adopt the Company's 2002 Stock Option , SAR, and Stock Bonus Consultant Plan covering 2,000,000 shares of the Company's $0.001 par value common stock. During February 2002, The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering the 2,000,000 shares as "free-trading" stock.

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

The Company entered into an agreement to issue 950,000 shares of its $0.001 par value common stock to Mr. Jaime Vega for satisfaction of $344,515 in expenses and service fees incurred as a consultant for the Company. As of October 31, 2001, Mr. Vega has received 400,000 shares of the Company's $0.001 par value common stock. The additional 550,000 shares are to be issued after the Company's Annual Shareholders' Meeting.

On October 25, 2001, the Company entered into a "Non-Exclusive, Non-Circumvention" Product Development and Financing Agreement ("Agreement") with LABA Investments, Ltd., an Ontario, Canada company ("LABA"). Pursuant to the Agreement, the Company shall issue 25,000 shares of its free trading $0.001 par value common stock and 25,000 shares of Rule 144 Restricted $0.001 par value common stock, plus out of pocket expenses. The Company may also issue an additional 30,000 shares of free trading $0.001 par value common stock upon the successful manufacturing development and utilization of the Company's battery technology. The Company has also agreed to pay LABA a placement fee payable in cash (calculated at 8% of the gross equity offering funds and/or government assistance funds received by the Company from LABA's efforts) plus "Cashless" Warrants equal to 5% of the total stock issued pursuant to LABA's efforts. The Company has also agreed to pay LABA 8% of the gross revenues generated from sales contracts, licensing or royalty contracts, and/or joint ventures obtained from LABA's efforts.

On November 1, 2001, the Company entered into a Consulting Agreement ("Agreement") with Battery Consultation Services ("Consultant"), represented by Dr. Basanta K. Mahato, for technical assistance in the ongoing development of the Company's battery prototypes. The Agreement begins November 1, 2001, and continues for a minimum of three months, with an option to continue the Agreement upon favorable results. As consideration for the Agreement, the Company shall pay Consultant a monthly retainer of $4,000, payable in the Company's $0.001 par value common stock at the fair market value determined at the end of each month during the term of the Agreement. The Company also agreed to issue 80,000 shares of its $0.001 par value common stock to Consultant for the purchase of an advanced battery paste formula which can be integrated with the Company's patented technology. Upon the successful commercialization of the jointly developed battery, the Company has agreed to issue $110,000 worth of restricted $0.001 par value common stock valued at the closing fair market value.

NOTE 12 - SUBSEQUENT EVENTS

During February 2002, the Company issued 1,220,000 shares of its $0.001 par value common stock to 3 individuals pursuant to its 2002 Stock Option, SAR, and Stock Bonus Consultant Plan for consulting services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             POWER TECHNOLOGY, INC.

Date: May 14, 2002

By: /s/ Lee A. Balak                                          /s/ Alvin A. Snaper
--------------------------------------------                  ----------------------------------------
Lee A. Balak                                                  Alvin A. Snaper
Director, President, Treasurer, Chief                         Director and Vice President-Development,
Financial Officer and Principal Accounting Officer            and Secretary


                                                /s/ Wolf Meyerfeld
                                 -------------------------------------------------
                                                  Wolf Meyerfeld

                               INDEX TO EXHIBITS

EXHIBITS                                             DESCRIPTION
--------                                             -----------
Exhibit 10(w)                                        Memorandum of Understanding regarding China Asia-Pacific Mobile
                                                     Telecommunications Satellite CompanyLimited dated January 29,
                                                     2002.

23.1  Consent                                        Consent of G. Brad Beckstead, C.P.A., independent certified public accountant.
