Form 10QSB
period 2002-04-30
POWER TECHNOLOGY INC/CN
filed 2002-06-20
CIK 1066978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    ----------------

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

                                 NOT APPLICABLE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


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

                  STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 26,348,788 SHARES.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                       ---   ---

                             POWER TECHNOLOGY, INC.

                                      INDEX

PART I.           Financial Information

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002
                  (audited).....................................................................    2

                  Consolidated Statements of Operations for the three
                  months ended April 30, 2002 and 2001 and from June 3, 1996
                  (date of inception) to April 30, 2002. .......................................    3

                  Consolidated Statement of Cash Flows for the three
                  months ended April 30, 2002 and 2001 and from June 3, 1996
                  (date of inception) to April 30, 2002. .......................................    4

                  Notes to the Consolidated Financial Statements................................    5

Item 2.           Managements Discussion and Analysis or Plan of Operation......................    7

PART II.          Other Information.............................................................    8

Item 1.           Legal Proceedings.............................................................    8

Item 2.           Changes in Securities.........................................................    8

Item 3.           Defaults on Senior Securities.................................................    9

Item 4.           Submission of Matters to a Vote of Security Holders...........................    9

Item 5.           Other Information.............................................................    9

Item 6.           Exhibits and Reports on Form 8-K..............................................    9

                  Signatures....................................................................    9

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             POWER TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       April 30, 2002   January 31, 2002
                                                       --------------   ----------------
                                                         (Unaudited)        (Audited)
ASSETS

Current Assets:
         Cash and equivalents                            $    56,221      $    27,543
         Employee advances                                     1,000            1,000
         Due from related party                              127,000          127,000
                                                         -----------      -----------
         Total current assets                                184,221          155,543

Fixed assets, net                                             11,243           12,283

Other assets:
         Prepaid expenses                                     56,225           56,225
         Patents                                              78,500           78,500
                                                         -----------      -----------
                                                         $   330,189      $   302,551
                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                $    56,660      $    56,660
         Advances from MikroDri                               25,000           25,000
         Loan payable - related party                        817,343          850,343
                                                         -----------      -----------
         Total current liabilities                           899,003          932,003
                                                         -----------      -----------
Convertible Notes                                             66,073           80,270
                                                         -----------      -----------
                                                             965,076        1,012,273
                                                         -----------      -----------

Stockholders' (deficit):
      Common stock, $.001 par value, 50,000,000
         shares authorized, 25,588,330 and 23,328,610
         shares issued and outstanding, respectively          25,588           23,329
      Additional paid-in capital                           6,732,064        5,719,651
      (Deficit) accumulated during development stage      (7,392,529)      (6,452,702)
                                                         -----------      -----------
                                                            (634,887)        (709,722)
                                                         -----------      -----------
Total Liabilities and Stockholders Deficit               $   330,189      $   302,551
                                                         ===========      ===========

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended April 30, 2002 and 2001,
          and for the period June 3, 1996 (inception) to April 30, 2002
                                  (UNAUDITED)

                                                                                          June 3, 1996
                                                                                         (inception) to
                                                        Three months ended
                                                 April 30, 2002      April 30, 2001      April 30, 2002
                                                 --------------      --------------      --------------
Revenues                                         $            0      $            0      $            0

Expenses:
         General and Administrative expenses             58,688              89,283           2,396,076
         Research and development                        67,616              50,378           1,272,805
         Consulting fees - related party                822,493                   0           3,628,399
         Depreciation and amortization                    1,040               1,040              14,677
                                                 --------------      --------------      --------------
         Total expenses                                 939,837             140,701           7,311,957
                                                 --------------      --------------      --------------
Other income(expense):
         Interest expense                                     0                   0             (81,102)
         Interest income                                      0                 510                 773
         Loss on foreign currency                             0                   0              (1,916)
                                                 --------------      --------------      --------------
Net (loss)                                       $     (939,837)     $     (140,191)     $   (7,392,539)
                                                 ==============      ==============      ==============

Weighted average number of common
      shares outstanding                                                 19,935,490
                                                 ==============      ==============
Net (loss) per share                             $                   $        (0.01)
                                                 ==============      ==============

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended April 30, 2002 and 2001
                                  (UNAUDITED)

                                                                                                    June 3, 1996
                                                               For the three months ended          (inception) to
                                                           April 30, 2002      April 30, 2001      April 30, 2002
                                                           --------------      --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                 $     (939,837)           (140,191)     $   (7,392,539)
         Depreciation expense                                       1,040               1,040              14,677
         Stock issued for consulting services -
          related party                                           816,530                   0           3,456,955
         Stock issued for interest expense                              0                   0              60,123
         Stock issued to acquire patents                                0                   0             (20,000)
Adjustments to reconcile net (loss) to net
         cash provided (used) by operating activities:
         (Increase) in employee advances                                0              (1,000)             (1,000)
         (Increase) in due from related party                           0             (55,000)           (127,000)
         (Increase) in accounts receivable                              0             (39,199)                  0
         (Increase) in prepaid expenses                                 0                   0             (56,225)
         Increase (decrease) in accounts payable                        0              38,996              56,660
         Increase (decrease) in accrued expenses                        0             (10,200)                  0
                                                           --------------      --------------      --------------
Net cash provided (used) by operating activities                 (122,267)           (205,553)         (4,008,349)
                                                           --------------      --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from loans - related party                      (29,040)            194,795             817,323
         Transfer (to) from MikroDri                                    0             (10,279)             25,000
         Purchase of equipment                                     (4,527)             (1,314)            (21,667)
         Patent acquisition                                             0                   0             (58,500)
                                                           --------------      --------------      --------------
Net cash provided (used) by investing activities                  (33,567)            183,202             762,176

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from convertible debentures                           0                   0              66,073
         Issuance of capital stock                                184,512               5,019           3,236,321
                                                           --------------      --------------      --------------
Net cash provided by financing activities                         184,512               5,019           3,302,394
                                                           --------------      --------------      --------------
Net increase/decrease in cash                                      28,678             (17,333)             56,221
Cash and equivalents - beginning                                   27,543              25,301                   0
                                                           --------------      --------------      --------------
Cash and equivalents - ending                              $       56,221      $        7,968      $       56,221
                                                           ==============      ==============      ==============
Supplemental disclosures:
         Interest paid                                     $            0      $            0      $            0
                                                           ==============      ==============      ==============
         Income taxes paid                                 $            0      $            0      $            0
                                                           ==============      ==============      ==============
Non-cash investing and financing activities:
         Number of shares issued for services                   2,286,500                  --           6,899,330
                                                           ==============      ==============      ==============
         Number of shares issued for debt conversion                   --                  --           2,084,000
                                                           ==============      ==============      ==============
         Number of shares issued for interest expense                  --                  --             171,780
                                                           ==============      ==============      ==============
         Number of shares issues to acquire patents                    --                  --             200,000
                                                           ==============      ==============      ==============

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated unaudited financial statements included herein have been presented in accordance with United States generally accepted accounting principles and states in US dollars, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated unaudited financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2002 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for this interim period is not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development state and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $7,392,539 during the period June 3, 1996 to April 30, 2002. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the three months ended April 30, 2002 is $1,040.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company had $25,000 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of April 30, 2002. The Company will continue to perform research and development procedures, which will be invoiced against fee advancements.

Various related entities loaned the Company approximately $817,343 during the three months ended April 30, 2002. The notes are due on demand and the balance is non-interest bearing.

The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the three months ended April 30, 2002 totaled approximately $6,000.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended April 30, 2002, the Company issued 2,286,500 shares of its common stock to various individuals for consulting services valued at $816,530, the fair market value of the underlying shares.

NOTE 5 - SUBSEQUENT EVENTS

On June 5, 2002, the Company entered into an Agreement in Principal with Key Capital Group, Inc. ("Key Capital"). The Company will grant an exclusive license to Key Capital to develop, commercialize and market the battery technology of the Company, excluding China, for the electric powered vehicle market.

The Company is expected to be paid $500,000 (CDN) and 5,800,000 shares of the common stock of Key Capital (TSX:KYC.V) for this license.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                        THREE MONTHS ENDED
                                                             APRIL 30
                                                    -------------------------
                                                      2002            2001
                                                    --------       ----------
                                                          (unaudited)
Revenues......................................      $     -0-       $     -0-

General and administrative expenses...........      $  58,688       $  89,283

Research and Development......................      $  67,616       $  50,378

Consulting Fees - Related party                     $ 822,493       $     -0-

Net income (loss).............................      $(939,837)      $(140,190)

Net income (loss) per share...................      $    (.04)      $    (.01)

Three months ended April 30, 2002 compared with three months ended April 30,
2001

         REVENUES. The Company had no revenues during the first three months of 2002 and 2001, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 34% to $58,688 in the three month period ended April 30, 2002, from $89,283 in 2001.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased approximately 34% during the first three months of fiscal 2002 to $67,616, compared to $50,378 during the first three months of 2001.

         CONSULTING FEES - RELATED PARTY. Consulting fees during the three month period end April 30, 2002 totaled $822,493 due to the company issuing 2,286,500 shares of its $0.001 par value stock for services. The shares are valued at the greater of the fair market value of the underlying shares, or the value of services rendered.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(939,837) during the three month period ended April 30, 2002, as compared with a loss of $(140,190) during the same period of 2001, an increase of approximately 570%, and was due primarily to the increase in its consulting activities and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                       THREE MONTHS ENDED
                                                           APRIL 30
                                                  --------------------------
                                                      2002           2001
                                                  ------------    ----------
                                                         (Unaudited)
Net cash used in operating activities             $ (122,267)     $ (205,553)

Net cash provided/used in investing activities    $  (33,567)     $  183,202

Net cash provided by financing activities         $  184,512      $    5,019

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2002 and 2001, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, conversion of convertible debt into common stock, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         The Company will require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of liabilities and for expansion of further research and development and marketing. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control If the Company does not obtain adequate financing, or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance its products, services, or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition, and results of operations.

         At April 30, 2002, the Company had current assets of $184,221 and current liabilities of $899,003, resulting in a working capital deficit of $714,812, as compared to a working capital deficit of $207,220 at January 31, 2001.

         Net cash used in operating activities decreased to $(122,267) for the three months ended April 30, 2002, from $(205,553) for the three months ended April 30, 2001, a difference of $83,286. The decrease in net cash used in operating activities was primarily attributable to the increase in its research and development costs regarding its battery technology.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report. With respect to each issuance, the Company relief upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

         During February 2002, the Company issued 108,000 shares of its common stock to Gist Inc. for its consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         During March 2002, the Company issued 165,500 shares of its common stock to Dorotea Kleva regarding the conversion of a convertible note in reliance upon Regulation S under the Securities Act of 1933.

         During April 2002, the Company issued 43,000 shares to IC Capital and 200,000 shares to Wolf Meyerfeld for consulting services in reliance upon
Section 4(2) under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 10.1    Reed Wallace consulting agreement dated May 5,
                                  2002

                  Exhibit 10.2    Allen consulting agreement dated May 5 2002

                  Exhibit 10.3 Intercontinental Capital Corp. consulting agreement dated May 15, 2002

                  Exhibit 10.4 Robert A. Young consulting agreement dated January 23, 200

                  Exhibit 10.5 Agreement in Principl with Key Capital Group, Inc. contract dated June 5, 2002


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 2002.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER TECHNOLOGY, INC.


Date:    June 19, 2002             By:  /s/ Lee A. Balak
                                      ------------------------------------------
                                            Lee A. Balak, President, Chief
                                            Financial Officer, and Principal
                                            Accounting Officer

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
         10.1     Reed Wallace consulting agreement dated May 5, 2002

         10.2     Allen consulting agreement dated May 5 2002

         10.3     Intercontinental Capital Corp. consulting agreement dated May
                  15, 2002

         10.4     Robert A. Young consulting agreement dated January 23, 200

         10.5 Agreement in Principl with Key Capital Group, Inc. contract dated June 5, 2002