Form 10QSB
period 2002-07-31
POWER TECHNOLOGY INC/CN
filed 2002-09-16
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

                  CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 27,695,788 SHARES.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets ................................................   3

Consolidated Statements of Operations for the three
months and six months ended July 31, 2002, and 2001 ........................   4

Consolidated Statements of Cash Flows for the six
months ended July 31, 2002, and 2001 .......................................   5

Notes to the Consolidated Financial Statements .............................   6

Item 2. Management's Discussion and Analysis or Plan of Operations .........   7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................   8

Item 2. Changes in Securities ..............................................   8

Item 3. Defaults on Senior Securities ......................................   8

Item 4. Submission of Matters to a Vote of Security Holders ................   9

Item 5. Other Information ..................................................   9

Item 6. Exhibits and Reports on Form 8-K ...................................   9

Signatures .................................................................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                            July 31, 2002      January 31, 2002
                                                            -------------      ----------------
                                                             (Unaudited)
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................     $      65,300      $         27,500
Employee advances .....................................             1,000                 1,000
Due from related party ................................           127,000               127,000
                                                            -------------      ----------------
TOTAL CURRENT ASSETS ..................................           193,300               155,543

FIXED ASSETS, NET .....................................            10,203                12,283

OTHER ASSETS:
Prepaid expenses ......................................            56,225                56,225
Patents ...............................................            78,500                78,500
                                                            -------------      ----------------
                                                            $     338,228      $        302,551
                                                            =============      ================

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ......................................     $      56,660      $         56,660
Advances from MikroDri ................................            25,000                25,000
Loans payable - related party .........................           817,090               850,343
                                                            -------------      ----------------
TOTAL CURRENT LIABILITIES .............................           898,750               932,003
                                                            -------------      ----------------
Convertible Notes .....................................           154,903                80,270
                                                            -------------      ----------------
                                                                1,053,653             1,012,273
                                                            -------------      ----------------

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,010,788 and 23,328 shares issued and
outstanding as of 7/31/02 and 1/31/02 .................            27,001                23,329
Additional paid-in capital ............................         7,083,533             5,719,651
(Deficit) accumulated during development stage ........        (7,825,969)           (6,452,702)
                                                            -------------      ----------------
                                                                 (715,425)             (709,722)
                                                            -------------      ----------------
                                                            $     338,228      $        302,551
                                                            =============      ================

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended    Three months ended    Six months ended    Six months ended
                                                  July 31, 2002         July 31, 2001        July 31, 2002       July 31, 2001
                                                ------------------    ------------------    ----------------    ----------------
REVENUE .....................................   $              -0-    $              -0-    $            -0-    $            -0-

EXPENSES:
General administrative expenses .............               70,552                53,174             119,240             142,457
Research and development ....................               22,866                49,299              90,482              99,677
Consulting fees - related party .............              348,644               661,663           1,171,137           1,190,436
Depreciation and amortization ...............                1,040                 1,040               2,080               3,119
                                                ------------------    ------------------    ----------------    ----------------

OTHER INCOME (EXPENSES):
Interest expense ............................                 (327)                  -0-                (327)                -0-
Interest income .............................                  -0-                    73                 -0-                 583
Loss on foreign currency ....................                  -0-                   -0-                 -0-                 -0-
                                                ------------------    ------------------    ----------------    ----------------
NET (LOSS) ..................................   $         (443,429)   $         (765,103)   $     (1,383,266)   $     (1,435,106)
                                                ==================    ==================    ================    ================
Weighted average number of common shares
outstanding - basic and fully diluted .......           25,156,309            19,935,490          25,156,309    $     19,935,490
                                                ==================    ==================    ================    ================
NET (LOSS) PER SHARE - BASIC
AND FULLY DILUTED ...........................                (0.02)                (0.04)              (0.05)              (0.07)
                                                ==================    ==================    ================    ================

                             POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       June 3, 1996
                                                               Six months ended   Six months ended    (inception) to
                                                                July 31, 2002      July 31, 2001       July 31, 2002
                                                               ----------------   ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) .................................................   $     (1,383,266)  $     (1,435,106)   $   (7,825,969)
Depreciation expense .......................................              2,080              3,119            15,717
Stock issued for consulting services - related party .......          1,135,474          1,190,436         3,456,955
Stock issued for interest expense ..........................                -0-                -0-            60,123
Stock issued to acquire patents ............................                -0-                -0-           (20,000)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
(Used) by operating activities:
(Increase) in employee advances ............................                -0-             (1,000)           (1,000)
(Increase) decrease in due from related party ..............                -0-           (127,000)         (127,000)
(Increase) decrease in accounts receivable .................                -0-              4,801               -0-
(Increase) in prepaid expense ..............................                -0-                -0-           (56,225)
Increase in accounts payable ...............................                -0-            (11,382)           56,660
(Decrease) in accrued expenses .............................                -0-            (10,200)              -0-
                                                               ----------------   ----------------    --------------
NET CASH USED BY OPERATING ACTIVITIES ......................           (245,712)          (386,332)       (4,440,739
                                                               ----------------   ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from loans - related parties ......................                -0-            127,982           850,343
Principal payments to related parties ......................            (33,253)               -0-           (33,253)
Transfer (to) from MikroDri ................................                -0-              4,721            25,000
Purchase of equipment ......................................                -0-             (2,353)          (21,667)
Patent acquisition .........................................                -0-                -0-           (58,500)
                                                               ----------------   ----------------    --------------
NET CASH USED BY INVESTING ACTIVITIES ......................            (33,253)           130,350           761,923
                                                               ----------------   ----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures .......................             74,633                -0-           154,903
Issuance of common stock ...................................            242,089            238,650         3,589,213
                                                               ----------------   ----------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................            316,722            238,650         3,744,116
                                                               ----------------   ----------------    --------------
NET INCREASE IN CASH .......................................             37,757            (17,332)           65,300

Cash and equivalents - beginning ...........................             27,543             25,301               -0-
                                                               ----------------   ----------------    --------------
Cash and equivalents - ending ..............................   $         65,300   $          7,969    $       65,300
                                                               ================   ================    ==============

SUPPLEMENTAL DISCLOSURES:
Interest paid ..............................................                -0-                -0-               -0-
                                                               ================   ================    ==============
Income taxes paid ..........................................                -0-                -0-               -0-
                                                               ================   ================    ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Number of shares issued for services .......................          3,708,958          1,778,745         8,321,788
                                                               ================   ================    ==============
Number of shares issued for debt conversion ................                -0-                -0-         2,084,000
                                                               ================   ================    ==============
Number of shares issued for interest expense ...............                -0-                -0-           171,780
                                                               ================   ================    ==============
Number of shares issued to acquire patents .................                -0-                -0-           200,000
                                                               ================   ================    ==============

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

         These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2002 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

         Results of operations for the interim periods are not indicative of annual results.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $7,825,969 during the period June 3, 1996 to July 31, 2002. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

NOTE 2 - FIXED ASSETS

         Depreciation expense for the six months ended July 31, 2002 is $2,080.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company had $25,000 of research and development fees advanced by MikroDri, L.P., a related entity with common shareholders and management, as of July 31, 2002. The Company will continue to perform research and development procedures, which will be invoiced against the fee advancements.

         The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the six months ended July 31, 2002 totaled approximately $12,000.

NOTE 4 - STOCKHOLDERS' EQUITY

      During the six months ended July 31, 2002, the Company issued 3,708,958 shares of its $0.001 par value common stock to various Company shareholders and other individuals related to the Company for consulting services valued at $1,135,474, the fair market value of the underlying shares on the date of issuance.

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

Results of Operations

         The following table (unaudited) sets forth certain operating information regarding the Company:

                                               SIX MONTHS ENDED JULY 31,            THREE MONTHS ENDED JULY 31,
                                             ------------------------------       ------------------------------
                                                     2002              2001               2002              2001
                                             ------------      ------------       ------------      ------------
Revenues ...............................     $          0      $          0       $          0      $          0
General and administrative expenses ....     $    119,240      $    142,457       $     70,552      $     53,174
Research and development ...............     $     90,482      $     99,667       $     22,866      $     49,299
Net income (loss) ......................     $ (1,383,266)     $ (1,435,106)      $   (443,429)     $   (765,103)
Net income (loss) per share ............     $       (.05)     $       (.07)

SIX MONTHS ENDED JULY 31, 2002 COMPARED WITH SIX MONTHS ENDED JULY 31, 2001

         REVENUES. The Company had no revenues during the first six months of 2002 and 2001, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 16.3% to $119,240 in the six month period ended July 31, 2002, from $142,457 in 2001. This decrease is principally attributable to reduced activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 9.2% during the six months period ended July 31, 2002, to $90,482 compared to $99,677 during the first six months of 2001.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(1,383,266) during the six month period ended July 31, 2002, as compared with a loss of $(1,435,106) during the same period of 2001, a decrease of approximately 3.6%, and was due primarily to the increase in the costs of consulting services regarding its research and development activities and other consulting services.

THREE MONTHS ENDED JULY 31, 2002 COMPARED WITH THREE MONTHS ENDED JULY 31, 2001

         REVENUES. The Company had no revenues during the three months ended July 31, 2002 and 2001, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 32.7% to $70,552 in the three month period ended July 31, 2002 from $53,174 in 2001. This increase is principally attributable to an increase in its finance activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 46.4% during the three month period ended July 31, 2002, to $22,866 compared to $49,299 during 2001.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(443,429) during the three month period ended July 31, 2002, as compared with a loss of $(765,103) during the same period of 2001, a decrease of approximately 42%, and was due primarily to the decrease in the costs of consulting services regarding its research and development activities and other consulting services.

      CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY. The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                    SIX MONTHS ENDED JULY 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
Net cash used in operating activities .......     $   (245,712)     $   (386,332)
Net cash used in investing activities .......     $    (33,253)     $    130,350
Net cash provided by financing activities ...     $     37,757      $    (17,332)

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, conversion of convertible debt into Common Stock of the Company, and by short term loans.

         At July 31, 2002, the Company had current assets of $193,300 and current liabilities of $898,750, resulting in a working capital deficit of $705,450, as compared to a working capital deficit of $776,460 at January 31, 2002.

         Net cash used in operating activities decreased to $(245,712) for the six months ended July 31, 2002, from $(386,332) for the six months ended July 31, 2001, a difference of $140,620. The 36.4% decrease in net cash used in operating activities was primarily attributable to an increase in the costs for consulting services regarding its research and development regarding its battery and other services.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

         During February 2002, the Company issued 108,000 shares of its Common Stock to Gist Inc for its consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         During March 2002, the Company issued 165,500 shares of its Common Stock to Dorotea Kleva regarding the conversion of a convertible note in reliance upon Regulation S under the Securities Act of 1933.

         During April 2002, the Company issued 43,000 shares of its Common Stock to IC Capital and 200,000 shares to Wolf Meyerfeld for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.      Material Contracts

                  10.1 Agreement with the Swedish Consortium dated August 26, 2002.

                  99.1     Certification pursuant to 18 U.S.C. Section 1350

         (b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 2002.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POWER TECHNOLOGY, INC.


Date: September 16, 2002                    By: /s/ Lee A. Balak
                                               ---------------------------------
                                            Lee A. Balak, President, Chief
                                            Financial Officer, and Principal
                                            Accounting Officer

                                INDEX TO EXHIBITS

                EXHIBIT
                NUMBER     DESCRIPTION
                ------     -----------
                  10.1     Agreement with the Swedish Consortium dated August
                           26, 2002.

                  99.1     Certification pursuant to 18 U.S.C. Section 1350