Form 10QSB
period 2002-10-31
POWER TECHNOLOGY INC/CN
filed 2002-12-20
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

        COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                NEVADA                                  88-0395816
    --------------------------------        ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


               15 OCEAN VIEW ROAD, LIONS BAY, B.C. V0N 2E0, CANADA
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (604) 506-4001
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                  1000 W. BONANZA ROAD, LAS VEGAS, NEVADA 89106
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 31,344,988 SHARES.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                              ----  ----

                             POWER TECHNOLOGY, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2002 (UNAUDITED)
         AND JANUARY 31, 2002.....................................................................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE
         MONTHS ENDED OCTOBER 31, 2002 AND 2001...................................................................4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS AND NINE
         MONTHS ENDED OCTOBER 31, 2002 AND 2001...................................................................5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...............................................7

ITEM 3.  CONTROLS AND PROCEDURES.................................................................................10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................10

ITEM 2.  CHANGES IN SECURITIES...................................................................................10

ITEM 3.  DEFAULTS ON SENIOR SECURITIES...........................................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................10

ITEM 5.  OTHER INFORMATION.......................................................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................11

         SIGNATURES..............................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                   October 31, 2002    January 31, 2002
                                                                   ----------------    ----------------
                                  ASSETS                              (Unaudited)
        CURRENT ASSETS:

        Cash and cash equivalents ...............................    $         211     $      27,500

        Employee advances .......................................            1,000             1,000

        Due from related party ..................................          127,000           127,000
                                                                     -------------     -------------

        TOTAL CURRENT ASSETS ....................................          128,211           155,543

        FIXED ASSETS, NET .......................................            9,163            12,283

        OTHER ASSETS:

        Prepaid expenses ........................................           56,225            56,225

        Patents .................................................           78,500            78,500
                                                                     -------------     -------------

                                                                     $     272,099     $     302,551
                                                                     =============     =============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

        CURRENT LIABILITIES:

        Accounts payable ........................................    $      53,998     $      56,660

        Advances from MikroDri ..................................           25,000            25,000

        Loans payable - related party ...........................          882,155           850,343
                                                                     -------------     -------------

        TOTAL CURRENT LIABILITIES ...............................          961,153           932,003
                                                                     -------------     -------------

        Convertible Notes .......................................          154,903            80,270
                                                                     -------------     -------------

                                                                         1,116,056         1,012,273
                                                                     -------------     -------------

        STOCKHOLDERS' (DEFICIT)

        Common stock, $0.001 par value, 100,000,000 shares
        authorized, 27,010,788 and 23,328,610 shares issued and
        outstanding as of 10/31/02 and 1/31/02 ..................           29,327            23,329

        Additional paid-in capital ..............................        7,486,457         5,719,651

        (Deficit) accumulated during development stage ..........       (8,359,741)       (6,452,702)
                                                                     -------------     -------------

                                                                          (843,957)         (709,722)
                                                                     -------------     -------------

                                                                     $     272,099     $     302,551
                                                                     =============     =============

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended   Three months ended   Nine months ended    Nine months ended
                                            October 31, 2002     October 31, 2001     October 31, 2002     October 31, 2001
                                           ------------------   ------------------   -----------------    -----------------
REVENUE .................................   $            -0-    $            -0-     $            -0-       $           -0-

EXPENSES:

General administrative expenses .........             82,493             108,296              201,773               215,613

Research and development ................             53,998              95,844              144,480               195,521

Consulting fees - related party .........            408,479             562,604            1,579,616             1,753,040

Depreciation and amortization ...........              1,040               1,244                3,120                 4,363
                                            ----------------    ----------------     ----------------      ----------------
                                                     546,010             767,988            1,928,949             2,168,537

OTHER INCOME (EXPENSES):

Interest expense ........................               (327)                -0-                 (699)                  -0-

Interest income .........................                  4                 166                    4                   749


Loss on foreign currency ................                -0-                 -0-                  -0-                  -0-


NET (LOSS) ..............................   $       (546,378)   $       (767,822)    $     (1,929,644)     $     (2,167,788)
                                            ================    ================     ================      ================

Weighted average number of common
shares outstanding - basic and fully
diluted .................................         28,168,888          21,035,550           26,314,409      $     21,035,550
                                            ================    ================     ================      ================

NET (LOSS) PER SHARE - BASIC AND
FULLY DILUTED ...........................   $          (0.02)   $          (0.04)    $          (0.07)     $          (0.10)
                                            ================    ================     ================      ================

                             POWER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    June 3, 1996
                                                                  Nine months ended       Nine months ended       (inception) to
                                                                   October 31, 2002        October 31, 2001       October 31, 2002
                                                                  ------------------      ------------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) .................................................       $     (1,929,644)       $    (2,167,788)        $   (8,359,741)

Depreciation expense .......................................                  3,120                  4,363                 16,757

Stock issued for consulting services - related party .......              1,543,953              1,729,496              4,385,522

Stock issued for interest expense ..........................                    -0-                    -0-                 60,123


Stock issued to acquire patents ............................                    -0-                    -0-                (20,000)

ADJUSTMENTS TO RECONCILE NET
(LOSS) TO NET CASH

(Used) by operating activities:

(Increase) in employee advances ............................                    -0-                 (1,000)                (1,000)


(Increase) decrease in due from related party ..............                    -0-               (127,000)              (127,000)


(Increase) decrease in accounts receivable .................                    -0-                  4,801                    -0-


(Increase) in prepaid expense ..............................                    -0-                    -0-                (56,225)


Increase (decrease) in accounts payable ....................                 (2,662)               122,376                 53,998

(Decrease) in accrued expenses .............................                    -0-                (10,200)                   -0-
                                                                   ----------------        ---------------         --------------

NET CASH USED BY OPERATING ACTIVITIES ......................               (385,233)              (444,952)            (4,047,566)
                                                                   ----------------        ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from loans - related parties ......................                 31,812                238,773                882,155

Principal payments to related parties ......................                    -0-                    -0-                    -0-

Transfer (to) from MikroDri ................................                    -0-                (20,279)                25,000

Purchase of equipment ......................................                    -0-                 (2,353)               (21,667)

Patent acquisition .........................................                    -0-                    -0-                (58,500)
                                                                   ----------------        ---------------         --------------

NET CASH USED BY INVESTING ACTIVITIES ......................                 31,812                216,141                826,988
                                                                   ----------------        ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debentures .......................                 74,633                    -0-                154,903

Issuance of common stock ...................................                251,456                238,650              3,065,886
                                                                   ----------------        ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................                326,809                238,650              3,220,789
                                                                   ----------------        ---------------         --------------

NET INCREASE IN CASH .......................................                (27,332)                 9,839                    211

Cash and equivalents - beginning ...........................                 27,543                 25,301                    -0-
                                                                   ----------------        ---------------         --------------

Cash and equivalents - ending ..............................       $            211        $        35,140         $          211
                                                                   ================        ===============         ==============

SUPPLEMENTAL DISCLOSURES:

Interest paid ..............................................       $            -0-        $           -0-         $          -0-
                                                                   ================        ===============         ==============

Income taxes paid ..........................................       $            -0-        $           -0-         $          -0-
                                                                   ================        ===============         ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Number of shares issued for services .......................              2,316,200                    -0-             10,637,988
                                                                   ================        ===============         ==============

Number of shares issued for debt conversion ................                    -0-                    -0-              2,084,000
                                                                   ================        ===============         ==============

Number of shares issued for interest expense ...............                    -0-                    -0-                171,780
                                                                   ================        ===============         ==============

Number of shares issued to acquire patents .................                    -0-                    -0-                200,000
                                                                   ================        ===============         ==============

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

         These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

         Results of operations for the interim periods are not indicative of annual results.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $8,359,741 during the period June 3, 1996 to October 31, 2002. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

         The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. At October 31, 2002, the Company has a deficit in working capital of $832,942, a loss from operations for the nine months ended October 31, 2002 of $1,929,644, and an accumulated deficit of $8,359,741 during its development stage.

NOTE 2 - FIXED ASSETS

         Depreciation expense for the nine months ended October 31, 2002 is $3,120.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company had $25,000 of research and development fees advanced by MicroDri, L.P., a related entity with common shareholders and management, as of October 31, 2002. The Company will continue to perform research and development procedures, which will be invoiced against the fee advancements.

         The Company rents a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the nine months ended October 31, 2002 totaled approximately $18,000. This lease was terminated in November 2002.

         During the nine months ended October 31, 2002, the Company borrowed $882,155 from officers of the Company and their affiliated companies. The notes are due on demand and are non-interest bearing.

NOTE 4 - STOCKHOLDERS' EQUITY

         During the nine months ended October 31, 2002, the Company issued 5,998,378 shares of its $0.001 par value common stock to various companies and individuals related to the Company for consulting services valued at $1,579,616, valued at the fair market value of the services rendered or the fair market value of the underlying shares on the date of issuance, whichever is greater.

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

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, any change in the operations of the Company, and the ability of the Company to operate profitably after its development stage is completed.

RESULTS OF OPERATIONS

         A. The following table sets forth certain operating information regarding the Company for the three months ended October 31, 2001 and 2002:

                                                                               Three Months Ended
                                                                                    October 31
                                                                      --------------------------------------
                                                                            2001                  2002
                                                                      ----------------      ----------------
                                                                                   (unaudited)
Revenues ........................................................     $            -0-      $            -0-
General and administrative expenses .............................     $        108,296      $         82,493
Research and Development ........................................     $         95,844      $         53,998
Consulting fees .................................................     $        562,604      $        408,604
Net income (loss) ...............................................     $       (767,822)     $       (546,378)
Net income (loss) per share .....................................     $          (0.04)     $          (0.02)

Three months ended October 31, 2002 compared with three months ended October 31, 2001

         REVENUES. The Company had no revenues during the first three months of 2002 and 2001, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 23.8% to $82,493 in the three month period ended October 31, 2002, from $108,296 in 2001. This decrease is principally attributable to decreased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 43.7% during the first nine months of fiscal 2002 to $53,998, compared to $95,844 during the first three months of 2001.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party decreased 3.6% to $850,343 at October 31, 2001, from $882,155 at October 31, 2002. These payables arose from cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and the Secretary and Treasurer of the Company which were expended primarily for research and development fees and costs.

         CONSULTING FEES. Fees paid to consultants by the Company decreased 27.4% from $562,604 during the three month period ended October 31, 2001, to $408,479 during the three month period ended October 31, 2002. These fees were paid primarily by the issuance of common stock of the Company as compensation for services.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $546,378 during the three month period ended October 31, 2002, as compared with a loss of $767,822 during the same period of 2001, a decrease of approximately 28.8%, and was due primarily to the increase in its research and development activities and lack of revenues.

         B. The following table sets forth certain operating information regarding the Company for the nine months ended October 31, 2001 and 2002:

                                                                                  Nine Months Ended
                                                                                      October 31
                                                                       --------------------------------------
                                                                              2001                  2002
                                                                       ----------------      ----------------
                                                                                   (unaudited)
Revenues .........................................................     $            -0-      $            -0-
General and administrative expenses ..............................     $        215,613      $        201,733
Research and Development .........................................     $        195,521      $        144,480
Consulting fees ..................................................     $      1,753,040      $      1,579,616
Net income (loss) ................................................     $     (2,167,788)     $     (1,929,644)
Net income (loss) per share ......................................     $           (.10)     $          (0.07)


Nine months ended October 31, 2002 compared with nine months ended October 31, 2001

         REVENUES. The Company had no revenues during the first nine months of 2002 and 2001, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 6.4% to $201,733 in the nine month period ended October 31, 2002, from $215,613 in 2001. This decrease is principally attributable to decreased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 26.12% during the first nine months of fiscal 2002 to $144,480, compared to $195,521 during the first nine months of 2001.

         ACCOUNTS PAYABLE - RELATED PARTY. Accounts payable to a related party decreased 3.7% to $850,343 at October 31, 2001, from $882,155 at October 31, 2002. This increase arose from additional cash loans to the Company by an affiliated company owned by Lee A. Balak, a director and Secretary and Treasurer of the Company which were expended primarily for research and development.

         CONSULTING FEES. Fees paid to consultants by the Company decreased 9.9% from $1,753,040 during the nine month period ended October 31, 2001, to $1,579,616 during the nine month period ended October 31, 2002. These fees were paid primarily by the issuance of common stock of the Company as compensation for services.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $1,929,644 during the nine month period ended October 31, 2002, as compared with a loss of $2,167,788 during the same period of 2001, an increase of approximately 11%, and was due primarily to the decrease in its research and development activities.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                   Nine months ended
                                                       October 31
                                            --------------------------------
                                                 2001              2002
                                            ---------------   --------------
Net cash used in operating activities       $     (444,952)   $     (385,233)
Net cash provided by investing activities   $      216,141    $       31,812
Net cash provided by financing activities   $      238,650    $      326,089

         CAPITAL EXPENDITURES. The Company incurred no capital expenditures for office equipment, office furniture or other fixed assets during the nine month period ended October 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         At October 31, 2002, the Company had current assets of $128,211, and current liabilities of $961,153, resulting in a working capital deficit of $832,942, as compared to a working capital deficit of $302,551 at January 31, 2002.

         Net cash used in operating activities decreased approximately 13.4% to $(385,233) for the nine months ended October 31, 2002, from $(444,952) for the nine months ended October 31, 2001. The increase in net cash used in operating activities was primarily attributable to the decrease in its research and development costs regarding its battery technology.

ITEM 3. CONTROLS AND PROCEDURES

         The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the President and by the Secretary and Treasurer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended October 31, 2002, and have concluded that the controls and procedures have been and are effective.

         There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  None

ITEM 2. CHANGES IN SECURITIES

         In February 2002, the Company issued 108,000 shares of its restricted common stock to Gist Inc. for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         In April 2002, the Company issued 43,000 shares of its restricted common stock to IC Capital for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         In May 2002, the Company issued 200,000 shares of its restricted common stock to Wolf Meyerfeld for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         During the nine month period ended October, the Company issued 3,357,958 shares of its common stock to consultants under the terms of its Stock Option, SAR and Stock Bonus plans which were registered under Form S-8 Registration statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION.

                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.      Material Contracts

                  10.1 Agreement in Principle between PowerXcell Batteries Inc. and Power Technology, Inc. dated October 30, 2002.

         99.1     Certification of Wolf Meyerfeld
         99.2     Certification of Lee A. Balak
         99.3     Certification of Wolf Meyerfeld and Lee A. Balak

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POWER TECHNOLOGY, INC.


Date: December 19, 2002              By:  Unsigned
                                         --------------------------------------
                                         Wolf Meyerfeld, President

                                     By: /s/ Lee A Balak
                                         --------------------------------------
                                         Lee A. Balak, Chief Financial Officer
                                         and Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
 10.1       Agreement in Principle between PowerXcell Batteries Inc. and Power
            Technology, Inc. dated October 30, 2002.
 99.1       Certification of Wolf Meyerfeld
 99.2       Certification of Lee A. Balak
 99.3       Certification of Wolf Meyerfeld and Lee A. Balak