Form 10KSB
period 2003-01-31
POWER TECHNOLOGY INC/CN
filed 2003-05-14
CIK 1066978

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003

        [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to ______________

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

               15 OCEAN VIEW ROAD, LIONS BAY, B.C. V0N 2E0 CANADA
               --------------------------------------------------
                    (Address of principal executive offices)

ISSUER'S TELEPHONE NUMBER:  (604) 925-0716

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
         N/A                                               N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $ 25,000

         The aggregate market value of voting stock held by non-affiliates of the registrant as of May 13, 2003:
                  Common stock, $.001 par value:  $2,964,772

         The number of shares of the registrant's common stock outstanding as of May 13, 2003: 44,924,488 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:
                   Yes [ ] No [X]

                             POWER TECHNOLOGY, INC.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

PART I

Item 1.  Description of Business............................................. 3

Item 2.  Description of Property............................................. 8

Item 3.  Legal Proceedings................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders................. 9

PART II

Item 5.  Market of and Dividends on the Registrant's Common Equity and
         Other Stockholder Matters........................................... 9

Item 6.  Management's Discussion and Analysis or Plan of Operations..........11

Item 7.  Financial Statements................................................14

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................15

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................15

Item 10. Executive Compensation..............................................16

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................17

Item 12. Certain Relationships and Related Transactions......................18

Item 13. Exhibits and Reports on Form 8-K....................................18

Item 14.  Controls and Procedures............................................21

Financial Statements.........................................................F-1

Signatures...................................................................22

Exhibit Index................................................................23

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

Batteries
---------

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

Battery Technology
------------------

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

         Because the capability of a battery is directly related to the surface area of its plates which is in contact with electrolyte, their capability is usually enhanced by sculpting their surfaces to increase and open up their surface areas. The technology of the Company further increases the surface areas of the plates without compromising their strength or resistance to vibration, corrosion and loss of material. Because the Company's plates can be placed closer together due to their rigidity, the size of the battery and the amount of required electrolyte is significantly reduced. For this reason, it also increases the energy density for both the weight and size of the battery.

         The physical movement of electrolyte at the interface of the plates is increased which materially enhances the ion migration and transfer between the plates. Stagnation of electrolyte at the plates of conventional batteries is a problem because it inhibits the transfer and migration of ions between the plates, commonly known as ion depletion.

Prototype Batteries
-------------------

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

Battery Competition
-------------------

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

         The lead-acid battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, A.C. Delco, Johnson Controls, Inc., GNB, Electrosource, Inc., Energy Conversion Devices, Inc., Hawker and Yuasa, all of which have substantially greater financial resources than the Company. Accordingly, the Company's ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of its technology. The Company has historically concentrated its activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. The principal competitors of the Company in the electric vehicle market have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

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

Shuan Deng Power Source Company  Venture
----------------------------------------

         The Company entered into an exclusive agreement with Shuang Deng Power Source Company ("Shuang") to establish a Foreign Invested Joint Venture in The Peoples Republic of China to jointly develop, manufacture, and distribute Batteries for the automotive market, trucks, buses and electric vehicles. Shuang is an established major battery supplier in China. The Company Also entered into an agreement with the College of Chemistry and Molecular Engineering of the University of Beijing and PU Lead, a university invested Manufacturer of lithium ion batteries to further develop its technologies.

         The Company expects to move forward with its Shuang joint venture Beginning this summer 2003 when it completes its research and development Work with BC Research Inc.

NxCell Batteries
----------------

         To accelerate research and development for its advanced battery technology and to bring its batteries to the commercial market, the Company intends to enter into an agreement with B.C. Research Inc. ("BCR"), a technology research and development company in Canada.

         The Company and BCR intend to create a new corporation in Canada to be called NxCell Batteries and Power Inc. ("NxCell") to conduct research and development activities based upon the battery technology of the Company. The Company will own 65% (15% to be held in escrow subject to certain events) of NxCell and BCR and its management and technical staff will own 35% of NxCell. The batteries of NxCell will be branded under the trade name "NxCell Batteries".

         The Company will license and transfer its advanced lightweight lead acid battery technology to NxCell, exclusively and unconditionally. NxCell will have the exclusive right to sub-license this technology.

         In addition to its stock ownership in NxCell, the Company will be entitled to 50% of all royalties and fees of NxCell from sub-licenses of its battery technology. The Company will also receive an annual license fee of $120,000 for a period of three years from NxCell, payable $10,000 per month, commencing when the capitalization of NxCell exceeds $1,000,000.

Pipeline Connection Technology
------------------------------

         The Company is conducting research and development operations regarding its patented pipeline connection technology. The Company is developing equipment designed to join large diameter pipe utilizing magnetic pulse methods, a cold form method joining a metal sleeve around the ends of two abutting pipes.

         A hinged magnetic work coil developed by the Company is clamped around the sleeve joining two pipes to produce a ringed shaped crimping force forcing a uniform joint with uniform stress distributions. The pipes may have annular grooved ends, grooved to approximately 1/3 of its depth, to be gripped by the grooves of the sleeve. A pressure sensitive adhesive may be applied to the pipe ends to improve the performance and seal of the splice. When the magnetic pulse is applied by the equipment, it instantly crushes the sleeve onto the pipe and into the shallow grooves milled into the pipe ends, which improves its pullout resistance.

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

Alloy Sensor Technology
-----------------------

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

Grain Drying Technology
-----------------------

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

Research and Development
------------------------

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

Proprietary Rights and Licensing
--------------------------------

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

Employees
---------

         As of January 31, 2003, the Company had one full-time employee. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

Consultants
-----------

         Because the Company has only one management officer, the Company has relied upon consultants to provide necessary services to the Company on a as needed basis. For research and development and development services, the Company has previously used Neo-Dyne Research, Inc., a Nevada corporation owned by Alvin
A. Snaper, a former director and officer of the Company. The Company terminated its research consulting arrangements with Neo-Dyne Research, Inc. in September 2002. The Company has relied heavily upon BC Research Inc., a research company located in Vancouver, British Columbia, Canada, for advanced research for its battery technology.

         The Company also engages other consultants for the purpose of locating and negotiating with potential joint venture partners, identifying and negotiating with potential customers with special battery needs and requirements, financial planning, corporate finance and public relations.

         Except for Neo-Dyne Research, Inc. which was paid $144,894 for its research and development services during the fiscal year ended January 31, 2003, consultants are generally paid by the Company through the issuance of shares of its Common Stock, stock options or warrants.

Banking Arrangements
--------------------

         The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases its executive and research and development facilities located at 15 Ocean View Road, Lions Bay, B.C. V0N 2E0, Canada on a month-to-month basis. The lease covers approximately 900 square feet at a monthly rental of approximately $1,000 per month. The Company believes that its current facilities are adequate for its needs through 2003, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         On March 27, 2003, the Company filed a civil action against Alvin A. Snaper, a former director and officer of the Company, and Neo-Dyne Research, Inc., a research and development company owned by Mr. Snaper, in the District Court of Clark County, Nevada (Case No. A465306, Dept IV). The civil action asserts claims for breach of fiduciary duty and breach of contract and seeks an injunction and declaratory relief regarding the ownership of the Company's batters technology patents and rights, and the turnover of Company property. Mr. Snaper and Neo-Dyne Research, Inc. filed their Answer and asserted counterclaims against the Company alleging fraud and misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and seeks an injunction and declaratory relief. The Company intends to vigorously pursue this litigation and to defend the counterclaims asserted against it. The Company is not presently able to reasonably evaluate the outcome of this litigation. The Company considers the ownership of its battery technology to be its most important asset and critical to the future operations of the Company.

         The Company may also become engaged in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those proceedings, if any, is not expected to be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

General
-------

         The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PWTC.

Common Stock
------------

         The Company's Articles of Incorporation, as amended, authorize 100,000,000 shares of Common Stock, $.001 par value. As of January 31, 2003, the Company had 31,344,988 shares of Common Stock, $.001 par value, that were issued and outstanding, which were held by 103 stockholders of record.

Preferred Stock
---------------

         The Company's Articles of Incorporation, as amended, authorize 1,000,000 shares of Preferred Stock, $.01 par value. As of January 31, 2003, the Company had no shares of its Preferred Stock issued and outstanding.

Options and Warrants
--------------------

         As of January 31, 2003, the Company had outstanding warrants to purchase 102,850 shares of Common Stock at an exercise price of $.50 per share.

         As of January 31, 2003, the Company had outstanding stock options to purchase 1,700,000 shares of Common Stock at exercise prices ranging from $.25 to $.625 per share.

Registrar and Transfer Agent
----------------------------

         The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

Market Price
------------

         The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company as reported by Pink Sheets, L.L.C. for the periods indicated (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions).

Year Ended December 31, 2000(1)                 High Closing      Low Closing
                                                Big Prices (2)    Bid Prices (2)

         1st Quarter . . . . . . . . . .        $1.84375          $.40
         2nd Quarter . . . . . . . . . .        $1.65625          $.53125
         3rd Quarter . . . . . . . . . .        $1.40625          $.625
         4th Quarter . . . . . . . . . .        $1.01             $.40625

------------------------------

Year Ended December 31, 2001(1)

         1st Quarter . . . . . . . . . .        $ .96875          $ .50
         2nd Quarter. . . . . . . . . .         $ .73             $ .50
         3rd Quarter. . . . . . . . . .         $ .70             $ .35
         4th Quarter. . . . . . . . . .         $ .58             $ .35
------------------------------

Year Ended December 31, 2002(1)

         1st Quarter. . . . . . . . . . .       $ .44             $ .25
         2nd Quarter . . . . . . . . . .        $ .36             $ .16
         3rd Quarter . . . . . . . . . .        $ .27             $ .085
         4th Quarter . . . . . . . . . .        $ .13             $ .07
------------------------------
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

         The closing price of the Common Stock of the Company on May 13, 2003, was $.074 per share.

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

Dividend Policy
---------------

         The Company has not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business.

Sale of Unregistered Securities
-------------------------------

         During February 2002, the Company issued 108,000 shares of restricted Common Stock to Gist Inc., as executive compensation to Ulf Lindqwister, the former Vice President - Business Development of the Company, in reliance upon
Section 4(2) of the Securities Act of 1933.

         During March 2002, the Company issued 165,000 restricted shares of Common Stock to Dorotea Kleva in reliance upon Regulation S under the Securities Act of 1933 regarding the conversion of a convertible note.

         In April 2002, the Company issued 43,000 shares of restricted Common Stock to IC Capital for consulting services in reliance upon Section 4(2) under the Securities Act of 1933.

         In April 2002, the Company issued 200,000 shares of restricted Common Stock to Wolf Meyerfeld for consulting services in reliance upon Regulation S under the Securities Act of 1933.

         In June 2002, the Company issued 120,000 shares of restricted Common Stock to Albert Friedrichs and 87,500 shares of restricted Common Stock to Jens Peter Schulte at $.30 per share in reliance upon regulation S under the Securities Act of 1933.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

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

         Historically, the Company has used capital contributions and loans from Various stockholders to fund its operations. To this point, the Company has not Had adequate funds to commercially produce, market and sell its batteries, Pipeline connection equipment and alloy sensors.

         There are no assurances that the Company will be able to obtain a profitable level of operations.

Year ended January 31, 2003 compared to 2002
--------------------------------------------

         The following table sets forth certain operating information regarding the Company:

                                            Year Ended          Year Ended
                                            January 31, 2002    January 31, 2003
                                            ----------------    ----------------

Revenues                                    $         0         $    25,000
General and administrative expense          $   274,412         $   286,037
Research and development                    $   260,357         $   144,894
Consulting fees                             $ 2,339,456         $ 1,761,416
Loss from related party advances            $         0         $   127,000
Net Loss                                    $(2,943,692)        $(2,298,550)
Net Loss Per Share                          $     (0.13)        $      (.08)

Revenues
--------

         Total revenues for the fiscal year ended January 31, 2003 were $25,000 and were $0 for the fiscal year ended January 31, 2002, as the operations of the Company continued to be focused primarily on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased from $274,412 in fiscal year 2002 to $286,037 during the fiscal year ended January 31, 2003, a decrease of approximately 4.2%.

Research and Development Expenses
---------------------------------

         Research and development expenses decreased from $260,357 in fiscal year 2002 to $144,894 during the fiscal year ended January 31, 2003, a decrease of approximately 44.3%, as a result of a decrease in research activities regarding the Company's battery development.

Consulting Fees
---------------

         Consulting fees decreased from $2,339,456 during fiscal 2002 to $1,761,416 during the year ended January 31, 2003, a decrease of approximately 25.7%. The decrease in consulting fees was due to the decrease in research and development activities of the Company.

Net Loss
--------

         The net loss of the Company decreased from $(2,943,692) during fiscal year 2002 compared to a net loss of $(2,298,500) during the fiscal year ended January 31, 2003, a decrease of approximately 21.9% The decrease in the net loss of the Company is attributable primarily to a decrease in consulting fees paid by the Company during the fiscal year ended January 31, 2003.

Capital Resources
-----------------

         The Company's capital resources have been provided primarily by the President of the Company and existing stockholders through loans, advances and convertible notes.

Working Capital and Liquidity
-----------------------------

         At January 31, 2003, the Company had negative working capital of approximately $956,576 compared to January 31, 2002, negative working capital in the amount of $748,917. The Company believes that it will be necessary to increase it working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others (see Note 6) or by the sale of Common Stock or other securities of the Company.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

Plan of Operations
------------------

         Because of the costs of development of its battery systems and other products, and the continuing costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2004.

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

UNCERTAINTIES

Development Stage Company
-------------------------

         The Company is in the development stage. There is no assurance that the Company's activities will be profitable. The likelihood of the success of the Company must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Going Concern
-------------

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

         At January 31, 2003, the Company had a deficit in working capital of $(868,913), a loss from operations for the year ended January 31, 2003, of $(2,998,550) and an accumulated deficit of $8,751,252 since June 3, 1996, the date of inception of the Company.

         Management believes that current plans to expand the Company's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

Costs of Conducting business
----------------------------

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

Competition
-----------

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

Technological Change
--------------------

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

Contracts
---------

         The Company has no current contracts for the manufacture or sale of its batteries or other products, and has no back-log. There can be no assurance that the Company will be able to obtain sufficient and suitable contracts for its business plan.

Fluctuations in Operating Results
---------------------------------

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

Raw Materials
-------------

         The basic raw materials and components for the batteries and other products being developed by the Company are readily available. The Company does not expect to experience any significant delays in obtaining timely delivery of its materials and components.

Seasonality
-----------

         The Company does not expect to experience material seasonal variations in revenues or operating costs, except that sales activity for its batteries may increase in the summer and winter seasons which is expected to cause the operations of the Company to increase during such periods.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal years ended January 31, 2003 and 2002, are provided with this Form 10-KSB and are incorporated herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

         The present directors and officers of the Company are as follows:

         Name(1)(2)                  Age    Position
         ---------------            ------  -----------
         Lee A. Balak               48      Director, President, Treasurer and
                                               Secretary
         F. Bryson Farrill          75      Director
         Hugo P. Pomrehn, Ph.D.     63      Director

---------------
(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of the Company are as follows:

         Mr. Balak became a director and the President of the Company during February 1996. Mr. Balak also became the Secretary and Treasurer of the Company on December 12, 2002. Mr. Balak also serves as President of Omega Dynamics, Inc., and serves as a Director on the Board. From February 2000 to the present Mr. Balak has been a director and the President of Fluidic/ Microwave Systems, Inc., an affiliated Nevada corporation, that conducts farm equipment research and development activities. From 1993 to the present, Mr. Balak has been the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C., that makes and holds personal investments made by Mr. Balak. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation (currently named Canacord Investment Corporation). While employed by Canarim Investment Corporation, Mr. Balak was the subject of an administrative proceeding by the British Columbia Securities Commission regarding various alleged violations of the Securities Act, S.B.C. 1985, c.83 of British Columbia (the "Act"); and in November 1990, he undertook and agreed that certain trading exemptions under the Act would not apply or be available for a period of three years and that he would not be a director or officer of any reporting issuer for a period of three years, which period was subsequently reduced to February, 1992, by a variance order. In 1991, he was discharged in bankruptcy by the Supreme Court of British Columbia. Mr. Balak attended the University of Winnipeg.

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

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

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

         To the best of its knowledge on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2003, all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Lee A. Balak, the President and a director of the Company) were complied with.

Resignations of Directors and Officers
--------------------------------------

         During the fiscal year ended January 31, 2003, Mr. Alvin A. Snaper resigned as a director and Vice President- Development of the Company, regarding a dispute concerning the lack of reserach progress at the Company's Las Vegas, Nevada facilities by Neo-Dyne Research Inc., a company owned by Mr. Snaper, and the Company terminated the lease on his office building from which the Company was leasing space at $2,000 per month, on a month-to-month basis.

         Mr. Wolf Meyerfeld resigned as a director of the Company effective March 3, 2003. Mr. Meyerfeld also served as the President of the Company from November 4, 2002 until December 12, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         The following table discloses compensation during the year ended January 31, 2003, for the former and current President of the Company.

                                                                                    Long-Term Compensation
                                                                            ---------------------------------------
                                     Annual compensation                          Awards                 Payouts
                         -------------------------------------------        ---------------------------     --------
                                                             Other                          Securities
Name and                                                     Annual         Restricted      Underlying                  All Other
Principal                Fiscal                              Compen-        Stock           Options/        LTIP        Compen-
Position                 Year      Salary     Bonus          sation         Awards(3)       SARs            Payouts     sation
--------                 ----      ------     -----          ------         ---------       ----            -------     ------
Lee A. Balak,
President, Secretary
Treasurer and
Director                 2003      $ 0        $ 0            $ 0             $ 0             $ 0             $ 0         $ 0

Wolf Meyerfeld
former Chief
Executive Officer
and President            2003      $ 0        $ 0            $ 0             $  58,000       $  0            $ 0         $ 0

---------------

Stock Plan Committees
---------------------

         A Stock Plan Committee of the Board of Directors administers the Company's stock option, SAR and stock bonus plans. Mr. Lee A. Balak is presently the sole member of the Committee.

         The Company has five stock option, SAR and stock bonus plans to provide compensation to consultants to the Company. Directors, officers and employees of the Company are not eligible to participate in the plans.

Other Committees
----------------

         The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

Benefit Plans
-------------

         The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 2003, are as follows:

                                            SHARES                  PERCENT OF
MANAGEMENT                                  BENEFICIALLY            COMMON
SHAREHOLDERS(1)                             OWNED(1)                STOCK
---------------------------                 ------------            -----------
Lee A. Balak.(2) . . . . . . . . . . . .      4,672,000                 14.9%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

F. Bryson Farrill . . . . . . . . . . . .            0                     0%
77 Verplank Avenue
Stanford, Connecticut 06902

Hugo P. Pomrehn, Ph.D (2). . . . . . . . .     188,000                   0.6%
1017 South Mountain
Monrovia, California 91016

Directors and officers as a group
(3 persons, including the above). . . . .    4,860,000                  15.5%
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

(2) Includes 80,000 shares that are held by the Pomrehn Family Trust of which Mr. Hugo P. Pomrehn is a trustee.

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2003.

                                                SHARES OF           PERCENT
                             TITLE OF           OUTSTANDING         BENEFICIALLY
NAME AND ADDRESS             CLASS              COMMON STOCK(1)      OWNED
-------------------          --------           -------------       ------------
Lee A. Balak                 Common Stock       4,672,000(2)        14.9%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

Cede & Co.                   Common Stock       22,600,244(2)       72.1%
P.O. Box 222
Bowling Green Station
New York, New York 10274
--------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Neo-Dyne Research, Inc., a company owned by Alvin A. Snaper, a former director and officer of the Company, was paid $144,894 for research and development fees during the fiscal year ended January 31, 2003 and was paid $258,500 for such services during the fiscal year ended January 31, 2002.

         The Company previously leased approximately 5,000 square feet of offices and research facilities on a month-to-month basis for $2,000 per month from Mr. Alvin A. Snaper, a former director, Vice President-Development of the Company and his partner. This lease was terminated September 2002. During the fiscal years ended January 31, 2002 , the Company paid $24,000 in lease payments for these facilities and paid $18,000 during the year ended January 31, 2003..

         The Company entered into a consulting agreement with Mr. Hugo P. Pomrehn, a director of the Company, effective September 1, 1998, for research and development services. The consulting fee is charged at a rate of $150 per hour, and he is reimbursed for travel and other expenses.

         As of January 31, 2003, Mr. Lee A. Balak had loaned $188,959 to the Company. The loans are on demand and are non-interest bearing.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during its fiscal year ended January 31, 2003.

         (b)      Exhibits

EXHIBITS                               DESCRIPTION
--------                               -----------

3(i) Articles of Incorporation of the Registrant

                  The Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Form 10-SB registration statement of the Company (File No. 0-24857)

3(ii)Amendment to Articles of Incorporation

                  The Amendment to the Articles of Incorporation is incorporated herein by reference to Exhibit 3(ii) to the Form 10-SB registration statement of the Company (File No. 0-24857)

3(iii)By-Laws of the Registrant

                  The By-Laws are incorporated herein by reference to Exhibit 3(iii) to the Form 10-SB registration statement of the Company (File No. 0-24857)

10. Material Contracts

         10(a) Consulting Agreement with Reed Wallace dated May 5, 2002, is incorporated by reference to Exhibit 10.1 of the Form 10-QSB quarterly report of the Company for its quarter ended April 30, 2002.

         10(b) Allen Consulting Agreement dated May 5, 2002, is incorporated by reference to Exhibit 10.2 of the Form 10-QSB quarterly report of the Company for its quarter ended April 30, 2002.

         10(c) Intercontinental Capital Corp. consulting agreement dated May 15, 2002, is incorporated by reference to Exhibit 10.3 of the Form 10-QSB quarterly report of the Company for its quarter ended April 30, 2002.

         10(d) Robert A. Young consulting agreement dated January 23, 2002, is incorporated by reference to Exhibit 10.4 of the Form 10-QSB quarterly report of the Company for its quarter ended April 30, 2002.

         10(e) Agreement in Principal with Key Capital Group, Inc. dated June 5, 2002, is incorporated by reference to Exhibit 10.5 of the Form 10-QSB quarterly report of the Company for its quarter ended April 30, 2002.

         10(f) Agreement with the Swedish Consortium dated August 26, 2002, is incorporated by reference to Exhibit 10.1 of the Form 10-QSB quarterly report of the Company for its quarter ended July 31, 2002.

         10(g) Agreement in Principle between PowerXcell Batteries Inc and Power Technology, Inc. dated October 30, 2002, is incorporated herein by reference to Exhibit 10.1 of the Form 10-QSB quarterly report of the Company for its quarter ended October 31, 2002.

         10(h) Confidentiality, Non-Competition, Non-Circumvention Fee Agreement with Dr. Robert B. Honea dated October 2002.

         10(i)    Consulting Agreement with John Gray dated March 1, 2003.

         10(j)    Consulting Agreement with Barry Clark dated March 4, 2003.

         10(k) Amended and Restated Agreement in Principle to form NxCell Batteries and Power Inc. dated April 6, 2003.

EXHIBITS                               DESCRIPTION
--------                               -----------

11. Statement re: computation of per
         share earnings

                  Reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements which are incorporated herein.

12. A description of the subsidiary of
         the Company

                  A description of the subsidiary of the Company is incorporated herein by reference to Exhibit 21 of the Form S-8 registration statement of the Company (SEC File No. 333-66845)

99.1 Certification of Lee A. Balak

                  Certification of Lee A. Balak

99.2 Certification of Lee A. Balak

                 Certification of Lee A. Balak

ITEM 14. CONTROLS AND PROCEDURES

         Our President and Treasurer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiary, were made known to him in his capacity as executive officer, particularly during the period that this report was prepared. This executive officer has evaluated the effectiveness of our internal controls within the preceding 90 days of this Form 10-KSB annual report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting his evaluation of our internal controls, this executive officer did not discover any fraud that involved management or other employee who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Power Technology, Inc.
Las Vegas, Nevada

We have audited the Balance Sheets of Power Technology, Inc. (the "Company"), as of January 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. as of January 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
May 13, 2003


                                     POWER TECHNOLOGY, INC.
                                  (a Development Stage Company)
                                   Consolidated Balance Sheets

                                                                  JANUARY 31,     JANUARY 31,
                                                                    2003              2002
                                                                --------------   --------------
Assets

Current assets:
    Cash and equivalents                                        $         153    $      27,543
    Employee advances                                                   1,000            1,000
    Due from related party                                                 --          127,000
                                                                --------------   --------------
      Total current assets                                              1,153          155,543

Fixed assets, net                                                       9,163           12,283

Other assets:
    Prepaid expenses                                                       --           56,225
    Patents                                                            78,500           78,500
                                                                --------------   --------------
                                                                $      88,816    $     302,551
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                            $      68,923    $      56,660
    Advances from MikroDri                                                 --           25,000
    Loans payable                                                     700,000          700,000
    Loans payable - related party                                     188,959          150,343
                                                                --------------   --------------
      Total current liabilities                                       957,882          932,003
                                                                --------------   --------------

Convertible notes                                                          --           80,270
                                                                --------------   --------------

                                                                      957,882        1,012,273
                                                                --------------   --------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                               --               --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 31,510,488 and 23,328,610 shares issued
      and outstanding as of 1/31/03 and 1/31/02, respectively          31,511           23,329
    Additional paid-in capital                                      7,850,675        5,719,651
    (Deficit) accumulated during development stage                 (8,751,252)      (6,452,702)
                                                                --------------   --------------
                                                                     (869,066)        (709,722)
                                                                --------------   --------------

                                                                $      88,816    $     302,551
                                                                ==============   ==============

           The accompanying notes are an integral part of these financial statements.

                                              F-2


                                         POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statements of Operations
                 for the years ended January 31, 2003 and 2002 and for the period June
                                3, 1996 (inception) to January 31, 2003

                                                              FOR THE YEARS ENDED        JUNE 3, 1996
                                                                  JANUARY 31,           (INCEPTION) TO
                                                         -----------------------------    JANUARY 31,
                                                             2003            2002             2003
                                                         -------------   -------------   -------------

Consulting Revenue                                       $     25,000    $         --    $     26,663
                                                         -------------   -------------   -------------

Expenses:
   General administrative expenses                            286,037         274,412       2,633,425
   Research & development - related party                     144,894         260,357       1,350,083
   Consulting fees                                          1,761,416       2,339,456       4,567,322
   Loss from impairment of related party advances             127,000              --         127,000
   Depreciation and amortization                                3,120           5,607          16,757
                                                         -------------   -------------   -------------
                                                            2,322,467       2,879,832       8,694,587

Other income (expense):
   Interest expense                                            (1,087)        (64,633)        (82,189)
   Interest income                                                  4             773             777
   Loss on foreign currency                                        --              --          (1,916)
                                                         -------------   -------------   -------------

Net (loss)                                               $ (2,298,550)   $ (2,943,692)   $ (8,751,252)
                                                         =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted     27,419,549      23,328,610
                                                         =============   =============

Net (loss) per share - basic and fully diluted           $      (0.08)   $      (0.13)
                                                         =============   =============

               The accompanying notes are an integral part of these financial statements.

                                                  F-3


                                                      POWER TECHNOLOGY, INC.
                                                   (a Development Stage Company)
                             Consolidated Statements of Changes in Stockholders' Equity for the period
                                           June 3, 1996 (Inception) to January 31, 2003

                                                                                       (Deficit)
                                                                                      Accumulated
                                                Common Stock             Additional      During         Prior            Total
                                          ---------------------------     Paid-in      Development      Period       Stockholders'
                                            Shares          Amount        Capital         Stage        Adjustment      (Deficit)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 3, 1996                       2,500,000    $     2,500    $    22,500    $        --             --    $    25,000
Net (loss) for the period ended
   January 31, 1997                                                                       (139,907)                     (139,907)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 1997                   2,500,000          2,500         22,500       (139,907)            --       (114,907)

Net (loss) for the year ended
   January 31, 1998                                                                        (51,374)            --        (51,374)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 1998                   2,500,000          2,500         22,500       (191,281)            --       (166,281)
Reorganization of Company,
   reverse acquisition of Zepplin, Inc.     2,800,000          2,800         (2,573)                                         227
Shares issued for cash                      6,900,000          6,900        683,300                                      690,200
Shares issued for patents                     200,000            200         19,800                                       20,000
Shares issued for consulting services         134,700            135        134,565                                      134,700
Net (loss) for the year ended
   January 31, 1999                                                                       (700,909)            --       (700,909)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 1999                  12,534,700         12,535        857,592       (892,190)            --        (22,063)

Shares issued for cash                      2,900,000          2,900        287,099                                      289,999
Shares issued for consulting services         548,800            549        329,001                                      329,550
Shares issued for debt conversion           1,034,000          1,034        205,766                                      206,800
Prior period adjustment                      (200,000)          (200)       (20,000)                       20,000           (200)
Net (loss) for the year ended
   January 31, 2000                          (908,475)      (908,475)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2000                  16,817,500         16,818      1,659,458     (1,800,665)        20,000       (104,389)

Shares issued for cash                      1,155,000          1,155        597,720                                      598,875
Shares issued for consulting services       1,055,000          1,055        465,395                                      466,450
Reversal of prior period adjustment                                                                       (20,000)       (20,000)
Net (loss) for the year ended
   January 31, 2001                                                                     (1,708,345)                   (1,708,345)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2001                  19,027,500         19,028      2,722,573     (3,509,010)            --       (767,409)

Shares issued for consulting services       2,874,330          2,874      2,336,582                                    2,339,456
Shares issued for debt conversion           1,050,000          1,050        523,950                                      525,000
Shares issued for interest expense            171,780            172         59,951                                       60,123
Shares issued for cash                        205,000            205         76,595                                       76,800
Net (loss) for the year ended
   January 31, 2002                                                                     (2,943,692)                   (2,943,692)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2002                  23,328,610         23,329      5,719,651     (6,452,702)            --       (709,722)

Shares issued for cash                        207,500            208        182,083                                      182,290
Shares issued for debt conversion             293,958            294        195,206                                      195,500
Shares issued for consulting services       7,680,420          7,680      1,753,736                                    1,761,416
Net (loss) for the year ended
   January 31, 2003                                                                     (2,298,550)                   (2,298,550)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2003                  31,510,488    $    31,511    $ 7,850,675    $(8,751,252)   $        --    $  (869,066)
                                          ============   ============   ============   ============   ============   ============

                            The accompanying notes are an integral part of these financial statements.

                                                               F-4


                                      POWER TECHNOLOGY, INC.
                                   (a Development Stage Company)
                               Consolidated Statements of Cash Flows
           for the years ended January 31, 2003 and 2002 and for the period June 3, 1996
                                  (inception) to January 31, 2003

                                                         FOR THE YEARS ENDED       JUNE 3, 1996
                                                             JANUARY 31,            (INCEPTION)
                                                    -----------------------------  TO JANUARY 31,
                                                        2003            2002           2003
                                                    -------------   -------------   -------------
Cash flows from operating activities
Net (loss)                                          $ (2,298,550)   $ (2,943,692)   $ (8,751,252)
   Depreciation expense                                    3,120           5,607          16,757
   Loss from impairment of related party advances        127,000              --         127,000
   Stock issued for consulting services                1,761,416       2,339,456       4,567,322
   Stock issued for interest expense                          --          60,123          60,123
   Stock issued to acquire patents                            --              --         (20,000)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
   (Increase) in employee advances                            --          (1,000)             --
   (Increase) in due from related party                       --        (127,000)             --
   Decrease in accounts receivable                            --           4,811              --
   (Increase) in prepaid expenses                         56,225         (36,225)             --
   Increase in accounts payable                           12,263          45,278          68,923
   (Decrease) in accrued expenses                             --         (10,200)             --
                                                    -------------   -------------   -------------
Net cash (used) by operating activities                 (338,526)       (662,842)     (3,931,127)
                                                    -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from loans                                        --         700,000         700,000
   Proceeds (payments) on loans - related party           38,616         (86,420)        188,959
   Transfer (to) from MikroDri                                --         (20,279)             --
   Purchase of equipment                                      --          (4,527)        (21,667)
   Patent acquisition                                         --              --         (58,500)
                                                    -------------   -------------   -------------
Net cash provided by investing activities                 38,616         588,774         808,792
                                                    -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                   94,740              --         175,010
   Issuance of common stock                              182,290          76,800       2,947,478
                                                    -------------   -------------   -------------
Net cash provided by financing activities                277,030          76,800       3,122,488
                                                    -------------   -------------   -------------
Net increase (decrease) in cash                          (22,880)          2,732             153

Cash and equivalents - beginning                          23,033          20,301              --
                                                    -------------   -------------   -------------
Cash and equivalents - ending                       $        153    $     23,033    $        153
                                                    =============   =============   =============

Supplemental disclosures:
   Interest paid                                    $         --    $         --    $         --
                                                    =============   =============   =============
   Income taxes paid                                $         --    $         --    $         --
                                                    =============   =============   =============
   Non-cash investing and financing activities:
     Number of shares issued for services              7,680,420       2,874,330      12,293,250
                                                    =============   =============   =============
     Number of shares issued for debt conversion         293,958       1,050,000       2,377,958
                                                    =============   =============   =============
     Number of shares issued for interest expense             --         171,780         171,780
                                                    =============   =============   =============
     Number of shares issued to acquire patents               --              --         200,000
                                                    =============   =============   =============

            The accompanying notes are an integral part of these financial statements.

                                               F-5

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Power Technology, Inc. (the "Company") was originally incorporated as PowerTek under the laws of the State of Nevada on January 19, 1996. The Company was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of the date of these statements, the Company has been able to advance the battery technology to a proof of principle stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital in order to generate significant operations while it is conducting research and development activities.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended January 31, 2003 and 2002.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and notes receivable and accounts payable and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translations

The functional currency for the Company's foreign subsidiaries is the local currency. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations.

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective starting with the January 31, 2003, financial statements. The interim reporting disclosure requirements will be effective for the Company's April 30, 2003, 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the January 31, 2003, financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented above under the caption "Employee Stock Plans."

In January 2003, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The 2002 financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the financial statements under the caption "Product warranties." The Company does not expect that this interpretation will have any other effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of Interpretation No. 46 will apply to the Company for its quarter ending January 31, 2003. The adoption of this pronouncement has not had a material effect on the Company's financial statements.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $2,298,550 during the year ended January 31, 2003, and $2,943,692 during the year ended January 31, 2002. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets for the years ended January 31, 2003 and 2002 consisted of the following:

                                                        1/31/03        1/31/02
                                                     ------------   ------------
        Office equipment                             $    18,640    $    18,640
        Manufacturing equipment                            4,076          4,076
        Leasehold improvements                             2,164          2,164
        Less:  Accumulated depreciation                  (15,717)       (12,597)
                                                     ------------   ------------

        Fixed assets, net                            $     9,163    $    12,283
                                                     ============   ============

Depreciation expense for the years ended January 31, 2003 and 2002 is $3,120 and $5,607, respectively.

NOTE 4 - PATENTS

During January 1998, the Company contracted with Neo-Dyne Research, Inc. ("Neo-Dyne") to develop certain battery technology and secure a patent on the technology. As consideration for the transaction, the Company issued 900,000 and 600,000 shares of its $0.001 par value common stock to Alvin Snaper and William McNerney, respectively, the principals of Neo-Dyne, who then became officers and directors of the Company. Lee Balak, the Company's president, also received 3,500,000 shares of the Company's $0.001 par value common stock under the terms of the agreement.

         On June 9, 1998, the Company acquired patent number 4,107,997 issued by the U.S. Patent office in 1978 from Alvin Snaper, a former director and officer of the Company. The Company paid $45,000 and 100,000 shares of Common Stock valued at $10,000 for the patent. The patent is for an alloy sensor which generates a current when in contact with water or other aqueous composition.

         Also during 1998, the Company acquired patent number 5,442,846 from Alvin Snaper, a former director and officer of the Company, for 100,000 shares of Common Stock valued at $10,000. This patent is a procedure and apparatus for cold joining of metallic pipes.

NOTE 5 - NOTES PAYABLE

The Company had notes payable to various entities totaling $700,000. The notes are convertible into 10,000,000 shares of the Company's $0.001 par value common stock. On March 19, 2003, the noteholders elected to convert their notes into the 10,000,000 shares of common stock.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recognized income totaling $25,000 for research and development consulting fees advanced by MicroDri, L.P., a related entity with common shareholders and management, during the year ended January 31, 2003.

Neo-Dyne Research, Inc. is a research and development company under ownership and control by individuals who were previously Company officers and directors. The Company paid Neo-Dyne Research, Inc. a total of $144,894 for research and development fees pursuant to development of the battery patent (see Note 4 above) during the year ended January 31, 2003.

Lee Balak, the Company's president, loaned the Company approximately $188,959 as of January 31, 2003. The notes are due on demand, and the balance is non-interest bearing.

The Company previously rented a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the years ended January 31, 2003 and 2002 totaled approximately $18,000 and $24,000, respectively.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                U.S federal statutory rate         (34.0%)
                Valuation reserve                   34.0%
                                                  -------
                Total                                  -%
                                                  =======

As of January 31, 2003, the Company has combined net operating loss carryforwards of approximately $8,700,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire during the years 2016-2022. The deferred tax asset relating to the operating loss carryforwards has been fully reserved at January 31, 2003.

NOTE 8 - STOCKHOLDERS' EQUITY

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

During the year ended January 31, 2003, the Company issued 7,680,420 shares of Common Stock in exchange for services valued at $1,761,416, (the fair market value of the shares on the date of issuance).

During the year ended January 31, 2003, the Company issued 128,458 shares of its $0.001 par value Common Stock to satisfy outstanding debts totaling $40,597.

During the year ended January 31, 2003, the Company issued 207,500 shares of Common Stock for cash totaling $182,290.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - WARRANTS AND OPTIONS

There are three warrants outstanding to purchase a total of 102,850 shares of the Company's $0.001 par value common stock at an exercise price of $0.50 per common share. The warrants expire on or before October 31, 2003.

There are stock options issued and outstanding to purchase 150,000 shares of the Company's $0.001 par value common stock at an exercise price of $0.50 per share. The options expire on June 21, 2003.

During the first quarter of 2002 the Company's board of directors resolved to adopt the Company's 2002 Stock Option, SAR, and Stock Bonus Consultant Plan covering 2,000,000 shares of the Company's $0.001 par value common stock. During February 2002, The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering the 2,000,000 shares as "free-trading" stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of patent number 5,442,846 for the apparatus for cold joining metallic pipes, the Company is committed to a 3% royalty on gross sales.

On March 27, 2003, the Company filed a civil action against Alvin A. Snaper, a former director and officer of the Company, and Neo-Dyne Research, Inc., a research and development company owned by Mr. Snaper, in the District Court of Clerk County, Nevada (Case No. A465306, Dept IV). The civil action asserts claims for breach of fiduciary duty, breach of contract, an injunction, and declaratory relief regarding the ownership of the Company's battery technology patents and rights, and the turnover of Company property. Mr. Snaper and Neo-Dyne Research, Inc. filed their Answer and asserted counterclaims against the Company alleging fraud and misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and seeking an injunction and declaratory relief. The Company intends to vigorously pursue this litigation and to defend the counterclaims asserted against it. The Company is not presently able to reasonably evaluate the outcome of this litigation. The Company considers the ownership of its battery technology to be its most important asset and critical to the future operations of the Company.

NOTE 11 - SUBSEQUENT EVENTS

Certain holders of approximately $700,000 of corporate notes of the Company elected to convert their notes into 10,000,000 restricted shares of the Company's $0.001 par value common stock on March 19, 2003. The holders also received warrants to purchase up to 10,000,000 shares of the Company's $0.001 par value common stock at an exercise price of $0.10 per share for a term ending March 24, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              POWER TECHNOLOGY, INC.

Date: May 14, 2003

                                              By: /s/ Lee A. Balak
                                                 --------------------
                                              Lee A. Balak
                                              Director, President, Treasurer,
                                              Secretary, Chief Financial Officer
                                              and Principal Accounting Officer


                                              /s/ F. Bryson Farrill
                                              ---------------------
                                              F. Bryson Farrill

                                INDEX OF EXHIBITS

Exhibit No.                         Description
-----------                         -----------

10(h) Confidentiality, Non-Competition, Non-Circumvention Fee Agreement with Dr. Robert B. Honea dated October 2002.

10(i)             Consulting Agreement with John Gray dated March 1, 2003.

10(j)             Consulting Agreement with Barry Clark dated March 4, 2003.

10(k) Amended and Restated Agreement in Principle to form NxCell Batteries and Power Inc. dated April 6, 2003.