Form 10QSB
period 2003-04-30
POWER TECHNOLOGY INC/CN
filed 2003-06-19
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

                                 (604) 925-0716
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 46,424,488 SHARES AS OF JUNE 17, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.

                                      INDEX

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of April 30, 2003...................... 3

         Consolidated Statements of Operations for the three
         months ended April 30, 2003 and 2002................................. 4

         Consolidated Statement of Cash Flows for the three
         months ended April 30, 2003 and 2002................................. 5

         Notes to the Consolidated Financial Statements....................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operation............ 8

PART II. Other Information.................................................... 9

Item 1.  Legal Proceedings.................................................... 9

Item 2.  Changes in Securities................................................ 9

Item 3.  Defaults on Senior Securities........................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5. Other Information.....................................................10

Item 6. Exhibits and Reports on Form 8-K......................................10

Signatures....................................................................10

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      APRIL 30,
                                                                        2003
                                                                    ------------
ASSETS

Current assets:
    Cash and equivalents                                            $        36
    Employee advances                                                     1,000
                                                                    ------------
      Total current assets                                                1,036

Fixed assets, net                                                         8,123

Other assets:
    Patents                                                              78,500

                                                                    ------------
                                                                    $    87,659
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Checks issued in excess of funds available                      $       731
    Accounts payable                                                     67,558
    Loans payable                                                        13,500
    Loans payable - related party                                       190,459
                                                                    ------------
      Total current liabilities                                         272,248
                                                                    ------------

                                                                        272,248
                                                                    ------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 44,616,988 shares issued and outstanding               44,617
    Additional paid-in capital                                        8,629,629
    (Deficit) accumulated during development stage                   (8,858,835)
                                                                    ------------
                                                                       (184,589)
                                                                    ------------

                                                                    $    87,659
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                        POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          for the three months ended April 30, 2003 and 2002
                    and for the period June 3, 1996 (inception) to April 30, 2003
                                              (Unaudited)

                                                           FOR THE THREE MONTHS ENDED    JUNE 3, 1996
                                                                    APRIL 30,           (INCEPTION) TO
                                                         -----------------------------     APRIL 30,
                                                             2003            2002            2003
                                                         -------------   -------------   -------------

Consulting Revenue                                       $         --    $         --    $     26,663
                                                         -------------   -------------   -------------

Expenses:
   General administrative expenses                             11,343          48,688       2,644,768
   Research & development - related party                          --          67,616       1,350,083
   Consulting fees - related party                             95,200         822,493       4,662,522
   Loss from impairment of related party advances                  --              --         127,000
   Depreciation and amortization                                1,040           1,040          17,797
                                                         -------------   -------------   -------------
                                                              107,583         939,837       8,802,170

Other income (expense):
   Interest expense                                                --              --         (82,189)
   Interest income                                                  1              --             777
   Loss on foreign currency                                        --              --          (1,916)
                                                         -------------   -------------   -------------

Net (loss)                                               $   (107,582)   $   (939,837)   $ (8,858,835)
                                                         =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted     37,980,988      24,445,080
                                                         =============   =============

Net (loss) per share - basic and fully diluted           $      (0.00)   $      (0.04)
                                                         =============   =============

              The accompanying notes are an integral part of these financial statements.

                                                  4


                                         POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statements of Cash Flows
                           for the three months ended April 30, 2003 and 2002
                     and for the period June 3, 1996 (inception) to April 30, 2003
                                              (Unaudited)

                                                           FOR THE THREE MONTHS ENDED     JUNE 3, 1996
                                                                    APRIL 30,              (INCEPTION)
                                                          ----------------------------    TO APRIL 30,
                                                              2003            2002            2003
                                                          -------------   -------------   -------------
Cash flows from operating activities
Net (loss)                                                $   (107,582)   $   (939,837)   $ (8,858,835)
   Depreciation expense                                          1,040           1,040          17,797
   Loss from impairment of related party advances                   --              --         127,000
   Stock issued for consulting services - related party         95,200         816,530       4,662,522
   Stock issued for interest expense                                --              --          60,123
   Stock issued to acquire patents                                  --              --         (20,000)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   Increase (decrease) in accounts payable                      (1,365)             --          67,558
                                                          -------------   -------------   -------------
Net cash (used) by operating activities                        (12,707)       (122,267)     (3,943,835)
                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Checks issued in excess of funds available                      731              --             731
   Proceeds from loans                                          10,359              --         710,360
   Proceeds (payments) on loans - related party                  1,500         (29,040)        190,459
   Purchase of equipment                                            --          (4,527)        (21,667)
   Patent acquisition                                               --              --         (58,500)
                                                          -------------   -------------   -------------
Net cash provided by investing activities                       12,590         (33,567)        821,383
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                             --              --         175,010
   Issuance of common stock                                         --         184,512       2,947,478
                                                          -------------   -------------   -------------
Net cash provided by financing activities                           --         184,512       3,122,488
                                                          -------------   -------------   -------------
Net increase (decrease) in cash                                   (117)         28,678              36

Cash and equivalents - beginning                                   153          27,543              --
                                                          -------------   -------------   -------------
Cash and equivalents - ending                             $         36    $     56,221    $         36
                                                          =============   =============   =============

Supplemental disclosures:
   Interest paid                                          $         --    $         --    $         --
                                                          =============   =============   =============
   Income taxes paid                                      $         --    $         --    $         --
                                                          =============   =============   =============
   Non-cash investing and financing activities:
     Number of shares issued for services                   13,106,500       2,286,500      25,399,750
                                                          =============   =============   =============
     Number of shares issued for debt conversion            10,000,000              --      12,377,958
                                                          =============   =============   =============
     Number of shares issued for interest expense                   --              --         171,780
                                                          =============   =============   =============
     Number of shares issued to acquire patents                     --              --         200,000
                                                          =============   =============   =============

               The accompanying notes are an integral part of these financial statements.

                                                   5

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $8,858,835 during the period June 3, 1996 to April 30, 2003. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the three months ended April 30, 2003 is $1,040.

NOTE 3 - LOANS PAYABLE

The Company was loaned $13,500 during the three months ended April 30, 2003. The loan is non-interest bearing and due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company was loaned $1,500 by its CEO and shareholder, Lee Balak, during the three months ended April 30, 2003. The loan is non-interest bearing and due on demand.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended April 30, 2003, the Company issued 3,106,500 shares of its $0.001 par value common stock to various individuals for consulting services valued at $95,200.

During the three months ended April 30, 2003, the Company issued 10,000,000 shares of its $0.001 par value common stock to convertible noteholders in exchange for $700,000 of convertible debt.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                          THREE MONTHS ENDED
                                                              APRIL 30
                                                     ---------------------------
                                                       2002              2003
                                                     ----------       ----------
                                                            (unaudited)

Revenues .....................................       $       0        $       0

General and administrative expenses ..........       $  48,688        $  11,343

Research and Development .....................       $  67,616        $       0

Consulting Fees ..............................       $ 822,493        $  95,200

Net income (loss) ............................       $(939,837)       $(107,582)

Net income (loss) per share ..................       $    (.04)       $    (.00)

Three months ended April 30, 2003 compared with three months ended April 30,
2002
----------------------------------------------------------------------------

         REVENUES. The Company had no revenues during the first three months of 2003 and 2002, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 76.7% to $11,343 in the three month period ended April 30, 2003, from $48,688 in 2002. This decrease is principally attributable to a significant decrease in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased during the first three months of fiscal 2003 to $ 0, compared to $67,616 during the first three months of 2002.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(107,582) during the three month period ended April 30, 2003, as compared with a loss of $(939,837) during the same period of 2002, a decrease of approximately 88.6%, and was due primarily to the decrease in its research and development activities.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                          THREE MONTHS ENDED
                                                               APRIL 30
                                                         2002            2003
                                                       ----------     ----------
                                                             (Unaudited)

Net cash used in operating activities ............     $(122,267)     $ (12,707)

Net cash provided in investing activities ........     $(133,567)     $  12,590

Net cash provided by financing activities ........     $ 184,512      $       0

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2003 and 2002, respectively.

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

         At April 30, 2003, the Company had current assets of $1,036 and current liabilities of $272,248, resulting in a working capital deficit of $272,212, as compared to a working capital deficit of $748,917 at January 31, 2003.

         Net cash used in operating activities decreased to $(12,207) for the three months ended April 30, 2003, from $(122,267) for the three months ended April 30, 2002, a difference of $110,060. The decrease in net cash used in operating activities was primarily attributable to the decrease in its general and administrative expenses and its research and development costs regarding its battery technology.

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

         On February 5, 2003, the Company issued 72,000 shares of its restricted Common Stock to Hugo Pomrehn, a director of the Company, for consulting services in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On March 20, 2003, the Company issued 10,000,000 shares of its restricted Common Stock to Global Alliance Partners (2,000,000 shares), EH&P Investments AG (2,000,000 shares), Tonga Trading AG (2,000,000 shares), Fabreville Financial SA (2,000,000 shares), and Beal Real Estate (2,000,000 shares), in connection with the conversion of $700,000 in convertible notes, in reliance upon Regulation S under the Securities Act of 1933, as amended.

         On May 1, 2003, the Company issued 120,000 shares and 87,500 shares of its restricted Common Stock to Albert Freidrichs and Jens Peter Schulte, respectively, in reliance upon Regulation S under the Securities Act of 1933, as amended.

         On May 7, 2003, the Company issued 100,000 shares of restricted Common Stock to Michael King for consulting services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.
             --------

             Exhibit 10.1 Amended Agreement in Principle to form NxCell Batteries & Power Inc. dated April 6, 2003.

             Exhibit 10.2 Mandate Agreement between Power Technology, Inc. and Hippocampus Corporate Development AG dated June 3, 2003

             Exhibit 99.1          Certification of Lee A. Balak

             Exhibit 99.2          Certification of Lee A. Balak

         (b) Reports on Form 8-K.
             -------------------

             No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER TECHNOLOGY, INC.

Date: June 19, 2003                By: /s/ Lee A. Balak
                                       -----------------------------------------
                                       Lee A. Balak, President, Chief Financial
                                       Officer, and Principal Accounting Officer