Form 10QSB
period 2003-07-31
POWER TECHNOLOGY INC/CN
filed 2003-10-23
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

                15 OCEAN VIEW ROAD, LIONS BAY, BC V0N 2E0 CANADA
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (604) 925-0716
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
      ---------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 47,424,488 SHARES.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheet as of July 31, 2003 (unaudited)............ 3

        Consolidated Statements of Operations for the three
         months and six months ended July 31, 2003, and 2002 (unaudited)...... 4
        Consolidated Statements of Cash Flows for the six
         months ended July 31, 2003, and 2002 (unaudited)..................... 5

        Notes to the Consolidated Financial Statements........................ 6

Item 2. Management's Discussion and Analysis or Plan of Operations............ 8

Item 3. Controls and Procedures ..............................................10

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................10

Item 2. Changes in Securities.................................................10

Item 3. Defaults on Senior Securities.........................................11

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................11

Signatures....................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      JULY 31,
                                                                        2003
                                                                    ------------
Assets

Current assets:
    Cash and equivalents                                            $       258
    Employee advances                                                     1,000
                                                                    -----------
      Total current assets                                                1,258

Fixed assets, net                                                         7,083

Other assets:
    Patents                                                              78,500
                                                                    -----------
                                                                    $    86,841
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $    69,060
    Loans payable                                                        13,500
    Loans payable - related party                                       175,459
                                                                    -----------
      Total current liabilities                                         258,019
                                                                    -----------

                                                                        258,019
                                                                    -----------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 46,424,488 shares issued and outstanding               46,424
    Additional paid-in capital                                        8,809,962
    (Deficit) accumulated during development stage                   (9,027,564)
                                                                    -----------
                                                                       (171,178)
                                                                    -----------

                                                                    $    86,841
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                                                       POWER TECHNOLOGY, INC.
                                                   (a Development Stage Company)
                                                Consolidated Statement of Operations
                                     for the three and six months ended April 30, 2003 and 2002 and for the period June 3, 1996 (inception) to July 31, 2003
                                                            (Unaudited)

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED      JUNE 3, 1996
                                                                 JULY 31,                        JULY 31,             (INCEPTION) TO
                                                       -----------------------------   -----------------------------     JULY 31,
                                                           2003            2002            2003            2002            2003
                                                       -------------   -------------   -------------   -------------   -------------

Consulting Revenue                                     $         --    $         --    $         --    $         --    $     26,663
                                                       -------------   -------------   -------------   -------------   -------------

Expenses:
   General administrative expenses                            5,035          70,552          20,027         119,240       2,653,452
   Research & development - related party                        --          22,866              --          90,482       1,350,083
   Consulting fees                                          156,500              --         156,500              --         156,500
   Consulting fees - related party                            2,500         348,644          97,700       1,171,137       4,665,022
   Loss from impairment of related party advances                --              --              --              --         127,000
   Depreciation and amortization                              1,040           1,040           2,080           2,080          18,837
                                                       -------------   -------------   -------------   -------------   -------------
                                                            165,075         443,102         276,307       1,382,939       8,970,894

Other income (expense):
   Interest expense                                              (7)           (327)             (7)           (327)        (82,196)
   Interest income                                                1              --               2              --             779
   Loss on foreign currency                                      --              --              --              --          (1,916)
                                                       -------------   -------------   -------------   -------------   -------------

Net (loss)                                             $   (165,081)   $   (443,429)   $   (276,312)   $ (1,383,266)   $ (9,027,564)
                                                       =============   =============   =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted   45,520,738      25,156,309      38,884,738      25,156,309
                                                       =============   =============   =============   =============

Net (loss) per share - basic and fully diluted         $      (0.00)   $      (0.02)   $      (0.01)   $      (0.05)
                                                       =============   =============   =============   =============

                         The accompanying notes are an integral part of these financial statements.

                                                                 4


                                         POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statements of Cash Flows
                            for the six months ended July 31, 2003 and 2002
                     and for the period June 3, 1996 (inception) to July 31, 2003
                                              (Unaudited)

                                                             FOR THE SIX MONTHS ENDED     JUNE 3, 1996
                                                                     JULY 31,              (INCEPTION)
                                                          -----------------------------    TO JULY 31,
                                                              2003            2002            2003
                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $   (276,312)   $ (1,383,266)   $ (9,027,564)
   Depreciation expense                                          2,080           2,080          18,837
   Loss from impairment of related party advances                   --              --         127,000
   Stock issued for consulting services - related party         97,700       1,135,474       4,665,022
   Stock issued for consulting services                        156,500              --         156,500
   Stock issued for interest expense                                --              --          60,123
   Stock issued to acquire patents                                  --              --         (20,000)
Adjustments to reconcile net (loss) to net cash
 (used) by operating activities:
   Increase (decrease) in accounts payable                         137              --          69,060
                                                          -------------   -------------   -------------
Net cash (used) by operating activities                        (19,895)       (245,712)     (3,951,022)
                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from loans                                          13,500              --         713,500
   Proceeds (payments) on loans - related party                (13,500)        (33,253)        175,459
   Purchase of equipment                                            --              --         (21,667)
   Patent acquisition                                               --              --         (58,500)
                                                          -------------   -------------   -------------
Net cash provided by investing activities                           --         (33,253)        808,792
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                             --          74,633         175,010
   Issuance of common stock                                     20,000         242,089       2,967,478
                                                          -------------   -------------   -------------
Net cash provided by financing activities                       20,000         316,722       3,142,488
                                                          -------------   -------------   -------------
Net increase (decrease) in cash                                    105          37,757             258

Cash and equivalents - beginning                                   153          27,543              --
                                                          -------------   -------------   -------------
Cash and equivalents - ending                             $        258    $     65,300    $        258
                                                          =============   =============   =============

Supplemental disclosures:
   Interest paid                                          $         --    $         --    $         --
                                                          =============   =============   =============
   Income taxes paid                                      $         --    $         --    $         --
                                                          =============   =============   =============
   Non-cash investing and financing activities:
     Number of shares issued for services                    4,872,000       3,708,958      17,165,250
                                                          =============   =============   =============
     Number of shares issued for debt conversion            10,000,000              --      12,377,958
                                                          =============   =============   =============
     Number of shares issued for interest expense                   --              --         171,780
                                                          =============   =============   =============
     Number of shares issued to acquire patents                     --              --         200,000
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $9,027,564 during the period June 3, 1996 to July 31, 2003. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the six months ended July 31, 2003 is $2,080.

NOTE 3 - LOANS PAYABLE

The Company was loaned $13,500 during the six months ended July 31, 2003. The loan is non-interest bearing and due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company repaid a loan in the amount of $13,500 to its CEO and shareholder, Lee Balak, during the six months ended July 31, 2003.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended July 31, 2003, the Company issued 4,872,000 shares of its $0.001 par value common stock to various related party individuals and entities for consulting services valued at $97,700.

During the six months ended July 31, 2003, the Company issued 10,000,000 shares of its $0.001 par value common stock to convertible noteholders in exchange for $700,000 of convertible debt.

During the six months ended July 31, 2003, the Company issued 207,500 shares of its $0.001 par value common stock to an unrelated individual for cash of $20,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General
-------

         Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996. The Company is a research and development company. It is presently engaged in research and development activities regarding: (1) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

Six Months ended July 31, 2003 compared with Six Months ended July 31, 2002
---------------------------------------------------------------------------

         The following table (unaudited) sets forth certain operating information regarding the Company:

                                                       Six Months Ended July 31,
                                                          2002          2003
                                                     ------------   ------------
Revenues.........................................    $         0    $         0
General and administrative expenses..............    $   119,240    $    20,027
Research and development.........................    $    90,482    $         0
Consulting fees..................................    $         0    $   156,500
Consulting fees - related party..................    $ 1,171,137    $    97,700
Net income (loss)................................    $(1,383,266)   $  (276,312)
Net income (loss) per share......................    $      (.05)   $     (0.00)

         REVENUES. The Company had no revenues during the first six months of 2003 and 2002, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 83.2% to $ 20,027 in the six month period ended July 31, 2003, from $119,240 in 2002. This decrease is principally attributable to reduced activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased approximately 100% during the six months period ended July 31, 2003, to $ - 0- compared to $90,482 during the first six months of 2002.

         CONSULTING FEES. Consulting fees incurred in the operations of the Company decreased 78.3% to $254,200 during the six month period ended July 31, 2003, from $1,171,137 during the six month period of 2002 as a result of the reduction of research and development and other activities of the Company.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(165,075) during the six month period ended July 31, 2003, as compared with a loss of $(1,383,266) during the same period of 2002, a decrease of approximately 80%, which was due primarily to the decrease in the costs of consulting services and a decrease in research and development activities.

Three Months ended July 31, 2003 compared with Three Months ended July 31, 2002
-------------------------------------------------------------------------------

         The following table (unaudited) sets forth certain operating information regarding the Company:

                                                     Three Months Ended July 31,
                                                         2002           2003
                                                     ------------   ------------
Revenues.........................................    $         0    $         0
General and administrative expenses..............    $    70,552    $     5,035
Research and development.........................    $    22,866    $         0
Consulting fees..................................    $         0    $   156,500
Consulting Fees - related party..................    $   348,644    $     2,500
Net income (loss)................................    $  (443,429)   $  (165,081)
Net income (loss) per share......................    $     (0.02)   $     (0.00)

         REVENUES. The Company had no revenues during the three months ended July 31, 2003 and 2002, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 92.9% to $5,035 in the three month period ended July 31, 2003 from $70,552 in 2002. This decrease is principally attributable to a reduction in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased 100% during the three month period ended July 31, 2003, to $-0-compared to $22,866 during 2002.

         CONSULTING FEES. Consulting fees incurred in the operations of the Company decreased 54.4% to $159,000 during the three month period ended July 31, 2003 from $348,644 during the three month period ended July 31, 2002.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(165,081) during the three month period ended July 31, 2003, as compared with a loss of $(443,429) during the same period of 2002, a decrease of approximately 62.8%, which was due primarily to the decrease in the costs of consulting services and a reduction in its research and development activities.

         CASH FLOWS. The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                       Six Months Ended July 31,
                                                         2002           2003
                                                     ------------   ------------
Net cash used in operating activities...........     $  (245,712)   $   (19,895)
Net cash used in investing activities...........     $   (33,253)   $         0
Net cash provided by financing activities.......     $    37,757    $       105

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the conversion of convertible notes, the exercise of warrants and options, and by short term loans.

         At July 31, 2003, the Company had current assets of $1,258 and current liabilities of $258,019, resulting in a working capital deficit of $256,761, as compared to a working capital deficit of $956,576 at January 31, 2003.

         Net cash used in operating activities decreased to $(19,895) for the six months ended July 31, 2003, from $(245,712) for the six months ended July 31, 2002, a difference of $225,817. The 91.9% decrease in net cash used in operating activities was primarily attributable to a decrease in the costs for consulting services and a reduction of its research and development regarding its battery and other services.

         GOING CONCERN. Because of lack of revenues and the negative working capital of the Company, the Notes to the financial statements (Note 1) expresses the issue of whether or not the Company has the ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer, President and chief financial officer/principal accounting officer, Lee A. Balak, is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. Mr. Balak also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a civil action against Mr. Alvin A. Snaper, a former director and officer of the Company, and against Neo-Dyne Research, Inc. ("Neo-Dyne"), his research and development company, based upon allegations of breach of fiduciary relationship and breach of contract, and seeking an injunction, declaratory relief and the turnover of Company property. Mr. Snaper and Neo-Dyne filed an answer and asserted counterclaims alleging fraud and misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and seeking an injunction and declaratory relief. The litigation involves the ownership and rights to the battery technology and patent rights of the Company. Because the principal business operations of the Company has involved research and development of its battery technology, the rights to continue its research and development activities regarding batteries and its rights to license and market such technology is significantly important to the Company and its future business operations. The litigation is in the discovery stage and it is not reasonably possible to fully evaluate and predict the outcome of such litigation.

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

         On May 1, 2003, the Company issued 120,000 shares of restricted common stock to Albert Friedrichs and issued 87,500 shares of restricted common stock to Jens Peter Schulte in reliance upon Regulation S under the Securities Act of 1933, as amended.

         On May 7, 2003, the Company issued 100,000 shares of restricted common stock to Michael King in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

         On August 27, 2003, the Company issued 1,000,000 shares of restricted common stock to Fran Aberle in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  99.1     Certification of Lee A. Balak
                  99.2     Certification of Lee A. Balak

         (b) Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER TECHNOLOGY, INC.

Date: October 23, 2003             By: /s/ Lee A. Balak
                                       ----------------------------------------
                                       Lee A. Balak, President, Chief Financial
                                       Officer, and Principal Accounting Officer