Form 10QSB
period 2003-10-31
POWER TECHNOLOGY INC/CN
filed 2003-12-18
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2003

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

                                 (604) 925-0716
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,424,488 shares as of December 15, 2003.

         Transitional Small Business Disclosure Format (check one):
         Yes [ ]    No [X]

                             POWER TECHNOLOGY, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheet as of October 31, 2003 (unaudited).....3

             Consolidated Statements of Operations for the three months and nine months ended October 31, 2003 and 2002...................4

             Consolidated Statements of Cash Flows for the three months and nine months ended October 31, 2003 and 2002...................5

             Notes to Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis or Plan of Operations............7

Item 3.  Controls and Procedures..............................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities................................................10

Item 3.  Defaults on Senior Securities........................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                  Signatures..................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                    OCTOBER 31,
                                                                        2003
                                                                    ------------
ASSETS

Current assets:
    Cash and equivalents                                            $     2,606
    Employee advances                                                     1,000
                                                                    ------------
      Total current assets                                                3,606

Fixed assets, net                                                         6,043

Other assets:
    Patents                                                              78,500
                                                                    ------------
                                                                    $    88,149
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $    58,951
    Loans payable                                                        52,174
    Loans payable - related party                                       173,878
                                                                    ------------
      Total current liabilities                                         285,003
                                                                    ------------

                                                                        285,003
                                                                    ------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 47,424,488 shares issued and outstanding               47,424
    Additional paid-in capital                                        8,819,379
    (Deficit) accumulated during development stage                   (9,063,657)
                                                                    ------------
                                                                       (196,854)
                                                                    ------------

                                                                    $    88,149
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                                 POWER TECHNOLOGY, INC.
                                              (a Development Stage Company)
                                          Consolidated Statements of Operations
                              for the three and nine months ended October 31, 2003 and 2002 and for the period June 3, 1996 (inception) to October 31, 2003
                                                       (Unaudited)



                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED      JUNE 3, 1996
                                                              OCTOBER 31,                     OCTOBER 31,           (INCEPTION) TO
                                                   ------------------------------  ------------------------------     OCTOBER 31,
                                                         2003            2002            2003            2002            2003
                                                    -------------   -------------   -------------   -------------   -------------
Consulting Revenue                                  $         --    $         --    $         --    $         --    $     26,663
                                                    -------------   -------------   -------------   -------------   -------------

Expenses:
   General administrative expenses                        35,053          82,493          55,080         201,733       2,688,505
   Research & development - related party                     --          53,998              --         144,480       1,350,083
   Consulting fees                                            --              --         156,500              --         156,500
   Consulting fees - related party                            --         408,479          97,700       1,579,616       4,665,022
   Loss from impairment of related party advances             --              --              --              --         127,000
   Depreciation and amortization                           1,040           1,040           3,120           3,120          19,877
                                                    -------------   -------------   -------------   -------------   -------------
                                                          36,093         546,010         312,400       1,928,949       9,006,987

Other income (expense):
   Interest expense                                       (5,498)           (327)             (7)           (699)        (82,196)
   Interest income                                            --               4               2               4             779
   Loss on foreign currency                                   --              --              --              --          (1,916)
                                                    -------------   -------------   -------------   -------------   -------------

Net (loss)                                          $    (41,591)   $   (546,333)   $   (312,405)   $ (1,929,644)   $ (9,063,657)
                                                    =============   =============   =============   =============   =============

Weighted average number of
   common shares outstanding -
   basic and fully diluted                            46,020,738      28,168,888      39,384,738      26,314,409
                                                    =============   =============   =============   =============

Net (loss) per share - basic and fully diluted      $      (0.00)   $      (0.02)   $      (0.01)   $      (0.07)
                                                    =============   =============   =============   =============

                       The accompanying notes are an integral part of these financial statements.


                                            POWER TECHNOLOGY, INC.
                                         (a Development Stage Company)
                                     Consolidated Statements of Cash Flows
                             for the nine months ended October 31, 2003 and 2002
                        and for the period June 3, 1996 (inception) to October 31, 2003
                                                  (Unaudited)


                                                                FOR THE NINE MONTHS ENDED           JUNE 3, 1996
                                                                       OCTOBER 31,                   (INCEPTION)
                                                             --------------------------------       TO OCTOBER 31,
                                                                 2003               2002                2003
                                                             -------------      -------------      -------------
Cash flows from operating activities
Net (loss)                                                   $   (312,405)      $ (1,929,644)      $ (9,063,657)
   Depreciation expense                                             3,120              3,120             19,877
   Loss from impairment of related party advances                      --                 --            127,000
   Stock issued for consulting services - related party            97,700          1,543,953          4,665,022
   Stock issued for consulting services                           156,500                 --            156,500
   Stock issued for interest expense                                   --                 --             60,123
   Stock issued to acquire patents                                     --                 --            (20,000)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   Increase (decrease) in accounts payable                         (9,972)            (2,662)            58,951
                                                             -------------      -------------      -------------
Net cash (used) by operating activities                           (65,057)          (385,233)        (3,996,184)
                                                             -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from loans                                             52,591                 --            752,591
   Proceeds (payments) on loans - related party                   (15,081)            31,812            173,878
   Purchase of equipment                                               --                 --            (21,667)
   Patent acquisition                                                  --                 --            (58,500)
                                                             -------------      -------------      -------------
Net cash provided by investing activities                          37,510             31,812            846,302
                                                             -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                                --             74,633            175,010
   Issuance of common stock                                        30,000            251,456          2,977,478
                                                             -------------      -------------      -------------
Net cash provided by financing activities                          30,000            326,089          3,152,488
                                                             -------------      -------------      -------------
Net increase (decrease) in cash                                     2,453            (27,332)             2,606

Cash and equivalents - beginning                                      153             27,543                 --
                                                             -------------      -------------      -------------
Cash and equivalents - ending                                $      2,606       $        211       $      2,606
                                                             =============      =============      =============

Supplemental disclosures:
   Interest paid                                             $         --       $         --       $         --
                                                             =============      =============      =============
   Income taxes paid                                         $         --       $         --       $         --
                                                             =============      =============      =============
   Non-cash investing and financing activities:
     Number of shares issued for services                       4,872,000          2,316,200         17,165,250
                                                             =============      =============      =============
     Number of shares issued for debt conversion               10,000,000                 --         12,377,958
                                                             =============      =============      =============
     Number of shares issued for interest expense                      --                 --            171,780
                                                             =============      =============      =============
     Number of shares issued to acquire patents                        --                 --            200,000
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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


NOTE 1 - BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for its fiscal year ended January 31, 2003 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $9,063,657 during the period June 3, 1996 to October 31, 2003. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the nine months ended October 31, 2003 is $3,120.

NOTE 3 - LOANS PAYABLE

The Company was loaned $52,174 during the nine months ended October 31, 2003. The loans are non-interest bearing and due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company repaid a loan in the amount of $15,081 to its President, Secretary, Treasurer and largest shareholder, Lee A. Balak, during the nine months ended October 31, 2003.

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended October 31, 2003, the Company issued 4,872,000 shares of its $0.001 par value common stock to various related and non-related individuals and entities for consulting services valued at $97,700.

During the nine months ended October 31, 2003, the Company issued 10,000,000 shares of its $0.001 par value common stock to convertible noteholders in exchange for $700,000 of convertible debt.

During the nine months ended October 31, 2003, the Company issued 1,207,500 shares of its $0.001 par value common stock to an unrelated individual for cash of $20,000.


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

         The following discussion of the Company's consolidated financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, any change in the operations of the Company, and the ability of the Company to operate profitably after its development stage is completed.

RESULTS OF OPERATIONS

         A. The following table sets forth certain operating information regarding the Company for the three months ended October 31, 2003 and 2002:

                                                      Three Months Ended
                                                           October 31
                                                      2003            2002
                                                   -----------     ----------
                                                           (unaudited)
Revenues ....................................      $     -0-       $     -0-
General and administrative expenses .........      $  35,053       $  82,493
Research and Development ....................      $     -0-       $  53,998
Consulting fees .............................      $     -0-       $ 408,604
Net income (loss) ...........................      $ (41,591)      $(546,333)
Net income (loss) per share .................      $   (0.00)      $   (0.02)


Three months ended October 31, 2003 compared with three months ended October 31,
--------------------------------------------------------------------------------
2002
----

         REVENUES. The Company had no revenues during the three months ended October 31, 2003 and 2002, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 42.5% to $35,053 in the three month period ended October 31, 2003, from $82,493 in 2002. This decrease is principally attributable to decreased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased 100% during the three months ended October 31, 2003 to $-0-, compared to $53,998 during the three month period ended October 31,2002.

         CONSULTING FEES. Fees paid to consultants by the Company decreased 100% from $408,479 during the three month period ended October 31, 2002, to $-0-during the three month period ended October 31, 2003.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(41,591) during the three month period ended October 31, 2003, as compared with a loss of $(546,333) during the same period of 2002, a decrease of approximately 92.3%, and was due primarily to the decrease in its research and development activities and lack consulting fees.

         B. The following table sets forth certain operating information regarding the Company for the nine months ended October 31, 2003 and 2002:

                                                        Nine Months Ended
                                                            October 31
                                                  ------------------------------
                                                      2003               2002
                                                  -------------     ------------
                                                            (unaudited)
Revenues ....................................     $       -0-       $       -0-
General and administrative expenses .........     $    55,080       $   201,733
Research and Development ....................     $       -0-       $   144,480
Consulting fees .............................     $   156,500       $ 1,579,616
Net income (loss) ...........................     $  (312,405)      $(1,929,644)
Net income (loss) per share .................     $      (.01)      $     (0.07)

Nine months ended October 31, 2003 compared with nine months ended October 31,
------------------------------------------------------------------------------
2002
----

         REVENUES. The Company had no revenues during the first nine months of 2003 and 2002, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 72.7% to $55,080 in the nine month period ended October 31, 2003, from $201,733 in 2002. This decrease is principally attributable to decreased activity in its research and development activities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased 100% during the first nine months of fiscal 2003 to $-0-, compared to $144,480 during the first nine months of 2002.

         CONSULTING FEES. Fees paid to consultants by the Company decreased 90.2% from $1,579,616 during the nine month period ended October 31, 2002, to $154,200 during the nine month period ended October 31, 2003. These fees were paid primarily by the issuance of common stock of the Company as compensation for services.

         RESULTS OF OPERATIONS. The net loss of the Company decreased to $(312,405) during the nine month period ended October 31, 2003, as compared with a loss of $(1,929,644) during the same period of 2002, a decrease of approximately 83.8%, and was due primarily to the decrease in its research and development activities and consulting fees.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                          Nine months ended
                                                              October 31
                                                     ---------------------------
                                                        2003              2002
                                                     ----------       ----------
                                                            (unaudited)
Net cash used in operating activities ........       $ (65,057)       $(385,233)
Net cash provided by investing activities ....       $  37,510        $  31,812
Net cash provided by financing activities ....       $  30,000        $ 326,089

         CAPITAL EXPENDITURES. The Company incurred no capital expenditures for office equipment, office furniture or other fixed assets during the nine month period ended October 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, the conversion of convertible debt, and by short term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         At October 31, 2003, the Company had current assets of $88,149, and current liabilities of $285,003, resulting in a working capital deficit of $(196,854), as compared to a working capital deficit of $(956,576) at January 31, 2003.

         Net cash used in operating activities decreased approximately 83.1% to $(65,057) for the nine months ended October 31, 2003, from $(385,233) for the nine months ended October 31, 2002. The decrease in net cash used in operating activities was primarily attributable to the decrease in its research and development costs regarding its battery technology.

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

ITEM L.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

         During the three month period ended October 31, 2003, the Company issued 1,000,000 shares of its common stock to Fran Aberle for $20,000 in cash in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             --------

                  10.      Material Contracts

                           None

                  99.1     Certification of Lee A. Balak
                  99.2     Certification of Lee A. Balak

         (b) Reports on Form 8-K.
             --------------------

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               POWER TECHNOLOGY, INC.


Date: December 18, 2003                        By:  /s/ Lee A. Balak
                                               ---------------------------------
                                                Lee A. Balak, President and
                                                Chief Financial Officer
                                                and Principal Accounting Officer