Form 10KSB
period 2004-01-31
POWER TECHNOLOGY INC/CN
filed 2004-05-28
CIK 1066978

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to __________

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

         The aggregate market value of voting stock held by non-affiliates of the registrant as of May 24, 2004:
                  Common stock, $.001 par value:  $1,583,322

         The number of shares of the registrant's common stock outstanding as of January 31, 2004:
                  47,424,488 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                                  Yes [ ] No [X]

                                              POWER TECHNOLOGY, INC.

                                        INDEX TO FORM 10-KSB ANNUAL REPORT


PART I

Item 1.  Description of Business.............................................. 3

Item 2.  Description of Property.............................................. 7

Item 3.  Legal Proceedings.................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders.................. 7

PART II

Item 5.  Market for Common Equity and Other Stockholder Matters............... 7

Item 6.  Management's Discussion and Analysis or Plan of Operations........... 9

Item 7.  Financial Statements.................................................12

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................12

Item 8A  Controls and Procedures..............................................12

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................12

Item 10. Executive Compensation...............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................14

Item 12. Certain Relationships and Related Transactions.......................15

Item 13. Exhibits and Reports on Form 8-K.....................................15

Item 14  Principal Accountant Fees and Services...............................16

Financial Statements..........................................................

Signatures....................................................................

Exhibit Index.................................................................

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

         The Company is a research and development company. It is engaged in research and development activities regarding (i) batteries for the automotive and electric car industries, (2) electronic sensors, and (3) pipeline connection technology.

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

         The importance of electric vehicles in the United States and abroad has increased because of concerns regarding air pollution, the price of gasoline, global climactic changes, ozone layer depletion, noise abatement, the price of gasoline, and dependence on imported oil. However, because of the costs and limited range of currently available batteries, the production and sales of electric vehicles has been very limited. There appears to be substantial demand for a high power, durable, high charge/discharge rate battery for electric cars and other hybrid electric vehicles (such as two and three wheeled vehicles that are numerous in Europe and third world countries).

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

GRAIN DRYING TECHNOLOGY

         The Company was previously researching and developing microwave technology to develop a method to dry grain to acceptable levels for storage and sale on behalf of Fluidic/Microwave Systems, Inc., an affiliate of the Company. The Company owns 20% of Fluidic/Microwave Systems, Inc. which owns this technology. The MicroDry process was being designed to move grain within harvesting machines (I e, a combine) via air pressure. The Company has discontinued its research and development activities regarding the microwave technology due to lack of funding from Fluidic/Microwave Systems, Inc. which was inactive during 2003.

RESEARCH AND DEVELOPMENT

         Research and development efforts have been directed at improving the performance and expanding the capabilities of its prospective products. Although the Company expects that certain of its products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties or retain consultants.

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

         During the fiscal year ended January 31, 2004, research and development activities were halted because of lack of capital and the pending litigation filed by the Company against Neo-Dyne Research, Inc. and Alvin A. Snaper. See
Item 3.

NxCELL BATTERIES

         During fiscal 2003, the Company had proposed to enter into an agreement with B. C. Research Inc. ("BCR") in Canada to conduct further research and development of its battery technology. However, during fiscal 2004, the Company and BCR terminated this proposal because of issues regarding the validity of the patent rights of the Company to its battery technology had not been fully resolved in the Company's pending litigation against Neo-Dyne Research, Inc. and Alvin A. Snaper. See Item 3.

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

EMPLOYEES

         As of January 31, 2004, the Company had two (2) full-time employees and three (3) consultants. Of the total, none were engaged in product research and development, and two (2) were in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

BANKING ARRANGEMENTS

         The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

ITEM 2.    DESCRIPTION OF PROPERTY.

         The Company currently leases its executive offices located at 15 Ocean View Road, Lions Bay, B.C. V0N 2E0, Canada on a month-to-month basis. The lease covers approximately 500 square feet at a monthly rental of approximately $1,000 per month. The Company believes that its current facilities are adequate for its needs through 2004, and that, should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

General

         The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol "PWTC".

Common Stock
------------

         The Company's Articles of Incorporation authorize 100,000,000 shares of Common Stock, $.001 par value. As of January 31, 2004, the Company had 47,424,488 shares of Common Stock, $.001 par value, that were issued and outstanding, which were held by 126 stockholders of record.

Preferred Stock
---------------

         The Company's Articles of Incorporation authorize 1,000,000 shares of Preferred Stock, $.01 par value. As of January 31, 2004, the Company had no shares of its Preferred Stock issued and outstanding.

Options and Warrants
--------------------

         As of January 31, 2004, the Company had outstanding warrants to purchase 11,602,850 shares of Common Stock at exercise prices ranging from $.06 to $.10.

         As of January 31, 2004, the Company had an outstanding stock option to purchase 200,000 shares of Common Stock at an exercise price of $.625 which expires on July 26, 2004.

REGISTRAR AND TRANSFER AGENT

         The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

MARKET PRICE

         The following table sets forth the range of high and low bid prices per share of the Common Stock of the Company as reported by Pink Sheets, L.L.C. for the periods indicated.

                                                   High Closing    Low Closing
                                                   Bid Prices(1)   Bid Prices(1)
Year Ended December 31, 2001

         1st Quarter  . . . . . . . . .              $.96875           $.50
         2nd Quarter. . . . . . . . . .              $.73              $.50
         3rd Quarter. . . . . . . . . .              $.70              $.35
         4th Quarter. . . . . . . . . .              $.58              $.35
------------------------------

Year Ended December 31, 2002

         1st Quarter . . . . . . . . . .             $.44              $.25
         2nd Quarter . . . . . . . . . .             $.36              $.16
         3rd Quarter . . . . . . . . . .             $.27              $.085
         4th Quarter . . . . . . . . . .             $.13              $.07

Year Ended December 31, 2003

         1st Quarter  . . . . . . . . . .            $.125             $.05
         2nd Quarter . . . . . . . . . .             $.071             $.045
         3rd Quarter . . . . . . . . . .             $.066             $.02
         4th Quarter . . . . . . . . . .             $.03              $.015

Year Ending December 31,2004

         1st Quarter . . . . . . . . . . .           $.06              $.04

---------------
(1) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

         The closing bid price of the Common Stock of the Company on May 27, 2004, was $.037 per share.

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

SALE OF UNREGISTERED SECURITIES

         The Company did not sell any unregistered securities during the three month period ended January 31, 2004.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Management's Discussion and Alalysis and Plan of Operation

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Works such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward- looking statements are being made.

         Although management of the Company believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of funding needed for working capital, debt repayment and capital investment, failure to attract management and staff, the inability to grow membership subscriptions, and lack of success in launching additional service offerings. Additional risk factors are disclosed elsewhere in this annual report.

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

         Historically, the Company has used the sale of its Common Stock, capital contributions and loans from various stockholders to fund its operations. To this point, the Company has not had adequate funds to commercially produce, market and sell its batteries, pipeline connection equipment and alloy sensors.

         There are no assurances that the Company will be able to obtain a profitable level of operations.

YEAR ENDED JANUARY 31, 2004 COMPARED TO 2003

         The following table sets forth certain operating information regarding the Company:

                                      Year Ended              Year Ended
                                      January 31, 2004        January 31, 2003
                                      ----------------        ----------------

Revenues                              $           0           $      25,000
General and administrative expense    $      58,878           $     286,037
Research and development              $           0           $     144,894
Consulting fees                       $     254,200           $   1,761,416
Net Loss                              $    (322,246)          $  (2,298,550)
Net Loss Per Share                    $        (.01)          $        (.08)

REVENUES.

         Total revenues for fiscal years 2004 and 2003 were $0 and $25,000, respectively, as the operations of the Company continued to be focused on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased from $286,037 in fiscal year 2003 to $58,878 during the fiscal year ended January 31, 2004, a decrease of approximately 79.4%. The principal reason for the decrease was the lack of research activities of the Company during fiscal 2004.

RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses decreased from $144,894 in fiscal year 2003 to $ -0- during the fiscal year ended January 31, 2004, a decrease of 100%, as a result of the termination of all research activities during fiscal 20004.

NET LOSS

         The net loss of the Company decreased from $(2,298,550) during fiscal year 2003 compared to a net loss of $(322,246) during the fiscal year ended January 31, 2004, a decrease of approximately 85%. The decrease in the net loss of the Company is attributable primarily to a decrease in consulting fees paid by the Company during the fiscal year ended January 31, 2004, and its termination of research and development activities.

CAPITAL RESOURCES.

         The Company's capital resources have been provided primarily by the sale of its Common Stock for cash of $30,000 for 1,207,500 shares of the Common Stock of the Company.

WORKING CAPITAL AND LIQUIDITY.

         At January 31, 2004, the Company had negative working capital of approximately $290,780 compared to January 31, 2003, negative working capital in the amount of $956,729. The Company believes that it will be necessary to increase it working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others (see Note 6) or by the sale of Common Stock or other securities of the Company.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

PLAN OF OPERATIONS

         Because of the costs of development of its battery systems and other products, and the continuing costs of its battery prototype production, the Company expects that it will incur a loss during its fiscal year ending January 31, 2005.

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

         At January 31, 2004, the Company had a deficit in working capital of $290,780, a loss from operations for the year ended January 31, 2004, of $(322,246) and an accumulated deficit of $(9,073,498) since June 3, 1996, the date of inception of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal year ended January 31, 2004, are provided with this Form 10-KSB annual report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended January 31, 2004, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

         CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The present directors and officers of the Company are as follows:

         Name(1)(2)                 Age     Position
         ---------------            ---     --------
         Lee A. Balak               49      Director, President and Treasurer
         F. Bryson Farrill          76      Director
         Hugo P. Pomrehn, Ph.D.     65      Director

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

         Dr. Pomrehn became a director of the Company in July 1998. From 2001 to the present, he has been a consultant. Dr. Pomrehn was previously the Chairman of the Board and a director of Stayhealthy Incorporated, a closely held health products company. From November 1997 to August 1999, he was the Executive Vice President of Special Projects of American Technologies Group, Inc. ("ATG"), a public company engaged in research and development activities. Dr. Pomrehn previously served as President, Chief Operating Officer, Vice Chairman and a director of ATG from April 1995 to November 1997. He was appointed as Under Secretary of Energy by President George Bush in 1992. He was employed by Bechtel Corporation from 1967 to 1992, and was a Vice President and Manager of its Los Angeles regional office from 1990 to 1992. Dr. Pomrehn graduated from the University of Southern California with a bachelor of science degree in mechanical engineering in 1960; received a masters degree in mechanical engineering from George Washington University in 1965; received a masters degree in industrial engineering from the University of Southern California in 1969; and received a doctorate in engineering from the University of Southern California in 1975. Dr. Pomrehn is a member of the American Nuclear Society and American Society of Mechanical Engineers, and is a registered professional mechanical and nuclear engineer in the State of California.

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

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2004, all such filing requirements applicable to its officers and directors and any ten percent holder were complied with, except that Mr. Lee A. Balak, Mr. F. Bryson Farrill, and Mr. Hugo P. Pomrehn were each late in the filing of a Form 4 report during the fiscal year ended January 31, 2004.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table discloses compensation during the year ended December 31, 2004, for the Chief Executive Officer, President, Treasurer and Secretary of the Company.

                                                                                       Long-Term Compensation
                                                                             ----------------------------------------
                                           Annual compensation(1)
                                   -----------------------------------                Awards                  Payouts
                                                                             ----------------------------     -------
                                                               Other                          Securities
Name and                                                       Annual         Restricted      Underlying                   All Other
Principal                Fiscal                                Compen-        Stock           Options/         LTIP        Compen-
Position                 Year      Salary       Bonus          sation         Awards          SARs             Payouts     sation
--------                 ----      ------       -----          ------         ------          ----             -------     ------
Lee A. Balak, Chief
Executive Officer,
President and Director   2004      $     0      $     0        $    0        $150,000         $       0        $     0     $     0

(1) Mr. Balak received 8,571,428 shares of restricted Common Stock in exchange for $150,000 of executive compensation for the fiscal year ended January 31, 2004.


STOCK PLAN COMMITTEES

         A Stock Plan Committee of the Board of Directors administers the Company's Stock Option, SAR and Stock Bonus Consultant Plan. Mr. Lee A. Balak is presently the sole member of the Committee.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of January 31, 2004, are as follows:

                                            SHARES                 PERCENT OF
MANAGEMENT                                  BENEFICIALLY           COMMON
SHAREHOLDERS(1)                             OWNED(1)               STOCK
---------------------------                 ------------           -----------
Lee A. Balak(2). . . . . . . . . . . . . . .  4,872,000              10.1%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

F. Bryson Farrill(2) . . . . . . . . . . . .   500,000                1.0%
77 Verplank Avenue
Stanford, Connecticut 06902

Hugo P. Pomrehn, Ph.D (2)(3) . . . . . . . .   760,000                1.6%
1017 South Mountain
Monrovia, California 91016

Directors and officers as a group
(3 persons, including the above) . . . . . . 6,132,000               12.5%

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

(2) Includes a warrant to purchase 500,000 shares of Common Stock of the Company at an exercise price of $.06 per share during a period ending April 22, 2006.

(3) Includes 80,000 shares of Common Stock that are held by the Pomrehn Family Trust of which Mr. Hugo P. Pomrehn is a trustee.

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2004.

                                                              SHARES OF                 PERCENT
                                    TITLE OF                  OUTSTANDING               BENEFICIALLY
NAME AND ADDRESS                    CLASS                     COMMON STOCK(1)           OWNED
-------------------                 --------                  -------------             ------------
Lee A. Balak                        Common Stock              4,837,000                 10.1%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

Cede & Co.                          Common Stock              28,713,954(3)             60.5%
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

(2) Includes a warrant to purchase 500,000 shares of Common Stock of the Company at an exercise price of $.06 per share during a period ending April 22, 2006.

(3) Cede & Co. is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended January 31, 2004, Mr. Lee A. Balak had loaned $65,423 to the Company. The loans are on demand with interest at 8% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the three month period ended January 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Fees paid to principal accountants of the Company are as follows:


Name                            Audit Fees      Audit Related Fees      Tax Fees      All Other Fees
----                            ----------      ------------------      --------      --------------
Beckstead and Watts, LLP
for fiscal year ended:

January 31, 2003                $ 13,000        $    -0-                $    -0-      $    -0-

January 31, 2004                $ 13,000        $    -0-                $    -0-      $    -0-



INDEX TO EXHIBITS

EXHIBITS                            DESCRIPTION
--------                            -----------

3(i) Articles of Incorporation      The Articles of Incorporation are
                                    incorporated herein by reference to Exhibit
                                    3(I) to the Form 10-SB registration
                                    statement of the Company (File No. 0-24857)

3(ii) Amendment to Articles of      The Amendment to the Articles of
      Incorporation                 Incorporation is incorporated herein by
                                    reference to Exhibit 3(ii) to the Form 10-SB registration statement of the Company (File
                                    No. 0-24857)

3(iii) By-Laws                      The By-Laws are incorporated herein by
                                    reference to Exhibit 3(iii) to the Form
                                    10-SB registration statement of the Company
                                    (File No. 0-24857)
10. Material Contracts

                  10.1 Consulting Agreement with John Gray dated March 1, 2003, is incorporated herein by reference to Exhibit 10(I) to the Form 10-KSB annual report of the Company for its fiscal year ended January 31, 2003.

                  10.2 Consulting Agreement with Barry Clark dated March 4, 2003, is incorporated herein by reference to Exhibit 10(j) to the Form 10-KSB annual report of the Company for its fiscal year ended January 31, 2003.

                  10.3 Amended and Restated Agreement in Principle with NxCell Batteries dated April 6, 2003, is incorporated herein by reference to
                                    Exhibit 10(k) to the Form 10-KSB annual
                                    report of the Company for its fiscal year ended January 31, 2003.

                  10.4 Consulting Agreement with James Hill dated January 15, 2004.

11. Statement re: computation of    Reference is made to the Consolidated
    per share earnings              Statements of Operations of the Consolidated
                                    Financial Statements which are incorporated herein.

12. A description of the            A description of the subsidiary of the
    subsidiary of the Company       Company is incorporated herein by reference
                                    to Exhibit 21 of the Form S-8 registration statement of the Company (SEC File No.
                                    333-66845)

23. Consent                         Consent of Beckstead and Watts, LLP,
                                    independent certified public accountant.

99.1 Certification of Lee A. Balak  Certification of Lee A. Balak

99.2 Certification of Lee A. Balak  Certification of Lee A. Balak

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             POWER TECHNOLOGY, INC.

Date: May 28, 2004


By: /s/ Lee A. Balak
--------------------------------------------
Lee A. Balak
Director, President, Treasurer, Chief
Financial Officer and Principal Accounting Officer



                                              /s/ Hugo P. Pomrehn
                                              ----------------------------------
                                              Hugo P. Pomrehn
                                              Director



                                              ----------------------------------
                                              F. Bryson Farrill
                                              Director


                                              /s/ Lee A. Balak
                                              ----------------------------------
                                              Lee A. Balak
                                              Director

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                JANUARY 31, 2004

                                       AND

                            STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
                               AND FOR THE PERIOD
                                  JUNE 3, 1996
                               (DATE OF INCEPTION)
                                     THROUGH
                                JANUARY 31, 2004

                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                F-1

Balance Sheets                                                              F-2

Statements of Operations                                                    F-3

Statements of Changes in Stockholders' Equity                               F-4

Statements of Cash Flows                                                    F-5

Footnotes                                                                   F-6

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Power Technology, Inc.
Las Vegas, Nevada

We have audited the Balance Sheet of Power Technology, Inc. (the "Company") as of January 31, 2004, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended January 31, 2004 and 2003, and for the period June 3, 1996 (Date of Inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. as of January 31, 2004, and the results of its operations, equity and cash flows for the years ended January 31, 2004 and 2003, and for the period June 3, 1996 (Date of Inception) to January 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

May 20, 2004

                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheet


                                                                    JANUARY 31,
                                                                        2004
                                                                    ------------
Assets

Current assets:
    Cash and equivalents                                            $       213
    Employee advances                                                     1,000
                                                                    ------------
      Total current assets                                                1,213

Fixed assets, net                                                         5,003

Other assets:
    Patents                                                              78,500
                                                                    ------------
                                                                    $    84,716
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $    58,273
    Loans payable                                                        79,108
    Loans payable - related party                                       154,612
                                                                    ------------
      Total current liabilities                                         291,993
                                                                    ------------

                                                                        291,993
                                                                    ------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 47,424,488 shares issued and outstanding               47,425
    Additional paid-in capital                                        8,846,596
    (Deficit) accumulated during development stage                   (9,101,298)
                                                                    ------------
                                                                       (207,278)
                                                                    ------------

                                                                    $    84,716
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                        POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statement of Operations
                             for the years ended January 31, 2004 and 2003
                    and for the period June 3, 1996 (inception) to January 31, 2004

                                                              FOR THE YEARS ENDED        JUNE 3, 1996
                                                                  JANUARY 31,           (INCEPTION) TO
                                                         -----------------------------    JANUARY 31,
                                                             2004            2003            2004
                                                         -------------   -------------   -------------

Consulting Revenue                                       $         --    $     25,000    $     26,663
                                                         -------------   -------------   -------------

Expenses:
   General administrative expenses                             58,878         286,037       2,692,303
   Research & development - related party                          --         144,894       1,350,083
   Consulting fees                                            156,500              --         156,500
   Consulting fees - related party                             97,700       1,761,416       4,665,022
   Loss from impairment of related party advances                  --         127,000         127,000
   Depreciation and amortization                                4,160           3,120          20,917
                                                         -------------   -------------   -------------
                                                              317,238       2,322,467       9,011,825

Other income (expense):
   Interest expense                                           (32,810)         (1,087)       (114,999)
   Interest income                                                  2               4             779
   Loss on foreign currency                                        --              --          (1,916)
                                                         -------------   -------------   -------------

Net (loss)                                               $   (350,046)   $ (2,298,550)   $ (9,101,298)
                                                         =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted     39,384,738      27,419,549
                                                         =============   =============

Net (loss) per share - basic and fully diluted           $      (0.01)   $      (0.08)
                                                         =============   =============


              The accompanying notes are an integral part of these financial statements.



                                                       POWER TECHNOLOGY, INC.
                                                    (a Development Stage Company)
                                    Consolidated Statements of Changes in Stockholders' (Deficit)
                                     for the period June 3, 1996 (Inception) to January 31, 2004


                                                                                         (Deficit)
                                                                                        Accumulated
                                               Common Stock              Additional        During          Prior           Total
                                        ----------------------------      Paid-in       Development       Period       Stockholders'
                                            Shares         Amount         Capital          Stage         Adjustment      (Deficit)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, June 3, 1996                      2,500,000   $      2,500    $     22,500    $         --              --    $     25,000
Net (loss) for the period ended
   January 31, 1997                                                                        (139,907)                       (139,907)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 1997                  2,500,000          2,500          22,500        (139,907)             --        (114,907)

Net (loss) for the year ended
   January 31, 1998                                                                         (51,374)             --         (51,374)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 1998                  2,500,000          2,500          22,500        (191,281)             --        (166,281)
Reorganization of Company,
   reverse acquisition of Zepplin, Inc.    2,800,000          2,800          (2,573)                                            227
Shares issued for cash                     6,900,000          6,900         683,300                                         690,200
Shares issued for patents                    200,000            200          19,800                                          20,000
Shares issued for consulting services        134,700            135         134,565                                         134,700
Net (loss) for the year ended
   January 31, 1999                                                                        (700,909)             --        (700,909)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 1999                 12,534,700         12,535         857,592        (892,190)             --         (22,063)

Shares issued for cash                     2,900,000          2,900         287,099                                         289,999
Shares issued for consulting services        548,800            549         329,001                                         329,550
Shares issued for debt conversion          1,034,000          1,034         205,766                                         206,800
Prior period adjustment                     (200,000)          (200)        (20,000)                         20,000            (200)
Net (loss) for the year ended
   January 31, 2000                                                                        (908,475)                       (908,475)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 2000                 16,817,500         16,818       1,659,458      (1,800,665)         20,000        (104,389)

Shares issued for cash                     1,155,000          1,155         597,720                                         598,875
Shares issued for consulting services      1,055,000          1,055         465,395                                         466,450
Reversal of prior period adjustment                                                                         (20,000)        (20,000)
Net (loss) for the year ended
   January 31, 2001                                                                      (1,708,345)                     (1,708,345)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 2001                 19,027,500         19,028       2,722,573      (3,509,010)             --        (767,409)

Shares issued for consulting services      2,874,330          2,874       2,336,582                                       2,339,456
Shares issued for debt conversion          1,050,000          1,050         523,950                                         525,000
Shares issued for interest expense           171,780            172          59,951                                          60,123
Shares issued for cash                       205,000            205          76,595                                          76,800
Net (loss) for the year ended
   January 31, 2002                                                                      (2,943,692)                     (2,943,692)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 2002                 23,328,610         23,329       5,719,651      (6,452,702)             --        (709,722)

Shares issued for cash                       207,500            208         182,083                                         182,290
Shares issued for debt conversion            293,958            294         195,206                                         195,500
Shares issued for consulting services      7,680,420          7,680       1,753,736                                       1,761,416
Net (loss) for the year ended
   January 31, 2003                                                                      (2,298,550)                     (2,298,550)
                                        -------------  -------------   -------------   -------------   -------------   -------------
Balance, January 31, 2003                 31,510,488         31,511       7,850,675      (8,751,252)             --        (869,066)

Cancelled shares                            (165,500)          (166)             --                                            (166)
Shares issued for consulting services      1,600,000          1,600         154,900                                         156,500
Shares issued for consulting services
   - related party                         3,272,000          3,272          94,428                                          97,700
Shares issued for debt conversion         10,000,000         10,000         690,000                                         700,000
Warrants issued for interest expense              --             --          27,800                                          27,800
Shares issued for cash                     1,207,500          1,208          28,793                                          30,000
Net (loss) for the year ended
   January 31, 2004                                                                                        (350,046)       (350,046)
                                        -------------  -------------   -------------   -------------   -------------   -------------
                                          47,424,488   $     47,425    $  8,846,596    $ (9,101,298)   $         --    $   (207,278)
                                        =============  =============   =============   =============   =============   =============


                             The accompanying notes are an integral part of these financial statements.

                                                                  F-4


                                         POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statements of Cash Flows
                             for the years ended January 31, 2004 and 2003
                    and for the period June 3, 1996 (inception) to January 31, 2004

                                                               FOR THE YEARS ENDED        JUNE 3, 1996
                                                                   JANUARY 31,             (INCEPTION)
                                                          -----------------------------   TO JANUARY 31,
                                                              2004            2003            2004
                                                          -------------   -------------   -------------
Cash flows from operating activities
Net (loss)                                                $   (350,046)   $ (2,298,550)   $ (9,101,298)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   Depreciation expense                                          4,160           3,120          20,917
   Loss from impairment of related party advances                   --         127,000         127,000
   Stock issued for consulting services - related party         97,700       1,761,416       4,665,022
   Stock issued for consulting services                        156,500              --         156,500
   Stock issued for interest expense                                --              --          60,123
   Warrants issued for interest expense                         27,800              --          27,800
   Stock issued to acquire patents                                  --              --         (20,000)
   (Increase) in prepaid expenses                                   --          56,225              --
   Increase (decrease) in accounts payable                     (10,650)         12,263          58,273
                                                          -------------   -------------   -------------
Net cash (used) by operating activities                        (74,536)       (338,526)     (4,005,663)
                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from loans                                          80,086              --          80,086
   Proceeds (payments) on loans - related party                (35,490)         38,616         153,469
   Purchase of equipment                                            --              --         (21,667)
   Patent acquisition                                               --              --         (58,500)
                                                          -------------   -------------   -------------
Net cash provided by investing activities                       44,596          38,616         153,388
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                             --          94,740         875,010
   Issuance of common stock                                     30,000         182,290       2,977,478
                                                          -------------   -------------   -------------
Net cash provided by financing activities                       30,000         277,030       3,852,488
                                                          -------------   -------------   -------------
Net increase (decrease) in cash                                     60         (22,880)            213

Cash and equivalents - beginning                                   153          23,033              --
                                                          -------------   -------------   -------------
Cash and equivalents - ending                             $        213    $        153    $        213
                                                          =============   =============   =============

Supplemental disclosures:
   Interest paid                                          $         --    $         --    $         --
                                                          =============   =============   =============
   Income taxes paid                                      $         --    $         --    $         --
                                                          =============   =============   =============
   Non-cash investing and financing activities:
     Number of shares issued for services                    4,872,000       2,316,200      17,165,250
                                                          =============   =============   =============
     Number of shares issued for debt conversion            10,000,000              --      12,377,958
                                                          =============   =============   =============
     Number of shares issued for interest expense                   --              --         171,780
                                                          =============   =============   =============
     Number of shares issued to acquire patents                     --              --         200,000
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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended January 31, 2004 and 2003.

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $322,246 during the year ended January 31, 2004, and $2,298,550 during the year ended January 31, 2003. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets for the years ended January 31, 2004 and 2003 consisted of the following:

                                                       1/31/04        1/31/03
                                                     ------------   ------------
        Office equipment                             $    18,640    $    18,640
        Manufacturing equipment                            4,076          4,076
        Leasehold improvements                             2,164          2,164
        Less:  Accumulated depreciation                  (19,877)       (15,717)
                                                     ------------   ------------

        Fixed assets, net                            $     5,003    $     9,163
                                                     ============   ============

Depreciation expense for the years ended January 31, 2004 and 2003 is $4,160 and $3,120, respectively.

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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT

The Company was loaned $80,086 during the year ended January 31, 2004. The loans are non-interest bearing and due on demand.

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

Lee Balak, the Company's president, loaned the Company approximately $190,102 during the years ended January 31, 2004 and 2003. The notes are due on demand, and the ending balance of $154,612 is non-interest bearing. The Company repaid a portion of the loan in the amount of $35,490 during the year ended January 31, 2004.

The Company previously rented a facility in Las Vegas, Nevada from Bonanza West Properties, a partnership 50% owned by Alvin A. Snaper, a director and Vice President of the Company. Rents for the years ended January 31, 2004 and 2003 totaled approximately -0- and $24,000, respectively.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                U.S federal statutory rate         (34.0%)
                Valuation reserve                   34.0%
                                                  --------
                Total                                  -%
                                                  ========

As of January 31, 2004, the Company has combined net operating loss carryforwards of approximately $9,073,498 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire during the years 2016-2023. The deferred tax asset relating to the operating loss carryforwards has been fully reserved at January 31, 2004.

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

During the year ended January 31, 2004, the Company issued 3,272,000 shares of its $0.001 par value common stock to various related party individuals and entities for consulting services valued at $97,700.

During the year ended January 31, 2004, the Company issued 1,600,000 shares of its $0.001 par value common stock to various unrelated individuals and entities for consulting services valued at $156,500.

During the year ended January 31, 2004, the Company issued 10,000,000 shares of its $0.001 par value common stock to convertible noteholders in exchange for $700,000 of convertible debt.

During the year ended January 31, 2003, the Company issued 1,207,500 shares of its $0.001 par value common stock to unrelated individuals for cash of $30,000.

NOTE 9 - WARRANTS AND OPTIONS

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

In conjunction with the conversion of debt to equity discussed in Note 5 above, the holders also received warrants to purchase up to 10,000,000 shares of the Company's $0.001 par value common stock at an exercise price of $0.10 per share for a term ending March 24, 2005. The fair market value of the Company's common stock on the date of grant was $0.06. Interest expense totaling $27,800 has been recorded by the Company as of January 31, 2004. No warrants were exercised or expired during the year ended January 31, 2004.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

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