Form 10QSB
period 2004-04-30
POWER TECHNOLOGY INC/CN
filed 2004-06-14
CIK 1066978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: __________ SHARES AS OF JUNE 13, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.

                                      INDEX

PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet as of April 30, 2004..................... 3

          Consolidated Statements of Operations for the three
          months ended April 30, 2004 and 2003................................ 4

          Consolidated Statement of Cash Flows for the three
          months ended April 30, 2004 and 2003................................ 5

          Notes to the Consolidated Financial Statements...................... 6

Item 2.   Management's Discussion and Analysis or Plan of Operation........... 8

Item 3.   Controls and Procedures.............................................10

PART II.  Other Information...................................................10

Item 1.   Legal Proceedings...................................................10

Item 2.   Changes in Securities...............................................10

Item 3.   Defaults on Senior Securities.......................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10

Item 5.   Other Information...................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................11

          Signatures..........................................................11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      APRIL 30,
                                                                        2004
                                                                    ------------
Assets

Current assets:
    Cash and equivalents                                            $        58
    Employee advances                                                     1,000
                                                                    ------------
      Total current assets                                                1,058

Fixed assets, net                                                         3,963

Other assets:
    Patents                                                              78,500

                                                                    ------------
                                                                    $    83,521
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $    58,273
    Loans payable                                                        79,108
    Loans payable - related party                                       200,810
                                                                    ------------
      Total current liabilities                                         338,191
                                                                    ------------

                                                                        338,191
                                                                    ------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 51,424,488 shares issued and outstanding               51,425
    Additional paid-in capital                                        8,934,796
    (Deficit) accumulated during development stage                   (9,240,891)
                                                                    ------------
                                                                       (254,671)
                                                                    ------------

                                                                    $    83,521
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                        POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statement of Operations
                          for the three months ended April 30, 2004 and 2003
                    and for the period June 3, 1996 (inception) to April 30, 2004
                                              (Unaudited)

                                                           FOR THE THREE MONTHS ENDED    JUNE 3, 1996
                                                                   APRIL 30,            (INCEPTION) TO
                                                         -----------------------------     APRIL 30,
                                                             2004            2003            2004
                                                         -------------   -------------   -------------

Consulting Revenue                                       $         --    $         --    $     26,663
                                                         -------------   -------------   -------------

Expenses:
   General administrative expenses                             40,095          11,343       2,732,398
   Research & development - related party                          --              --       1,350,083
   Consulting fees                                             97,500              --         254,000
   Consulting fees - related party                             22,500          95,200       4,687,522
   Loss from impairment of related party advances                  --              --         127,000
   Depreciation and amortization                                1,040           1,040          21,957
                                                         -------------   -------------   -------------
                                                              161,135         107,583       9,172,960

Other income (expense):
   Interest expense                                            (6,258)             --         (87,199)
   Interest income                                                 --               1             779
   Loss on foreign currency                                        --              --          (1,916)
                                                         -------------   -------------   -------------

Net (loss)                                               $   (167,393)   $   (107,582)   $ (9,234,633)
                                                         =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted     49,424,488      37,980,988
                                                         =============   =============

Net (loss) per share - basic and fully diluted           $      (0.00)   $      (0.00)
                                                         =============   =============

              The accompanying notes are an integral part of these financial statements.

                                                  3


                                         POWER TECHNOLOGY, INC.
                                     (a Development Stage Company)
                                 Consolidated Statements of Cash Flows
                           for the three months ended April 30, 2004 and 2003
                     and for the period June 3, 1996 (inception) to April 30, 2004
                                              (Unaudited)

                                                            FOR THE THREE MONTHS ENDED    JUNE 3, 1996
                                                          -----------------------------    TO APRIL 30,
                                                              2004            2003            2004
                                                          -------------   -------------   -------------
Cash flows from operating activities
Net (loss)                                                $   (167,393)   $   (107,582)   $ (9,234,633)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   Depreciation expense                                          1,040           1,040          21,957
   Loss from impairment of related party advances                   --              --         127,000
   Stock issued for consulting services                         97,500              --         254,000
   Stock issued for consulting services - related party         22,500          95,200       4,680,121
   Stock issued for interest expense                                --              --          60,123
   Stock issued to acquire patents                                  --              --         (20,000)
   Increase (decrease) in accounts payable                          --          (1,365)         58,273
                                                          -------------   -------------   -------------
Net cash (used) by operating activities                        (46,353)        (12,707)     (4,053,159)
                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Checks issued in excess of funds available                       --             731              --
   Proceeds from loans                                              --          10,359         780,086
   Proceeds (payments) on loans - related party                 46,198           1,500         200,810
   Purchase of equipment                                            --              --         (21,667)
   Patent acquisition                                               --              --         (58,500)
                                                          -------------   -------------   -------------
Net cash provided by investing activities                       46,198          12,590         900,729
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debentures                             --              --         175,010
   Issuance of common stock                                         --              --       2,977,478
                                                          -------------   -------------   -------------
Net cash provided by financing activities                           --              --       3,152,488
                                                          -------------   -------------   -------------
Net increase (decrease) in cash                                   (155)           (117)             58

Cash and equivalents - beginning                                   213             153              --
                                                          -------------   -------------   -------------
Cash and equivalents - ending                             $         58    $         36    $         58
                                                          =============   =============   =============

Supplemental disclosures:
   Interest paid                                          $         --    $         --    $         --
                                                          =============   =============   =============
   Income taxes paid                                      $         --    $         --    $         --
                                                          =============   =============   =============
   Non-cash investing and financing activities:
     Number of shares issued for services                    4,000,000       2,286,500      21,165,250
                                                          =============   =============   =============
     Number of shares issued for debt conversion                    --              --      12,377,958
                                                          =============   =============   =============
     Number of shares issued for interest expense                   --              --         171,780
                                                          =============   =============   =============
     Number of shares issued to acquire patents                     --              --         200,000
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $9,240,891 during the period June 3, 1996 to April 30, 2004. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the three months ended April 30, 2004 is $1,040.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was loaned $46,198 by its Chief Executive Officer and largest shareholder, Lee A. Balak, during the three months ended April 30, 2004. The loan is non-interest bearing and due on demand.

The Company accrued $35,700 in salary expense to its Chief Executive Officer during the three months ended April 30, 2004.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended April 30, 2004, the Company issued 3,250,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $97,500.

During the three months ended April 30, 2003, the Company issued 750,000 shares of its $0.001 par value common stock to a shareholder for legal services valued at $22,500.

NOTE 5 - SUBSEQUENT EVENTS

On May 11, 2004, the Company's Board of Directors ratified and approved the following:

1. All previous loans and advances to the Company during the fiscal year ended January 31, 2004 from Lee A. Balak, a director and Company president, to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $65,423 with interest a the rate of 8% and due upon demand.

2. That the officers of the Company are authorized and directed to issue to Lee A. Balak 4,037,485 restricted shares of the Company's $0.001 par value common stock as payment for the promissory note in the amount of $65,423 plus interest of $5,233.

3. That the officers of the Company are directed to issue Lee A. Balak 10,676,570 restricted shares of the Company's $0.001 par value common stock as payment for previous loans to the Company in the principal amount of $173,000 plus interest of $13,840.

4. All previous loans and advances to the Company during fiscal year ended January 31, 2004 from Global Alliance Partners Ltd., to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $78,394 and non-interest bearing.

5. That the officers of the Company are authorized and directed to issue to Global Alliance Partners Ltd. 4,479,657 restricted shares of $0.001 par value common stock as payment for the promissory note in the amount of $78,394.

6. That the officers of the Company are directed to issue to Lee A. Balak 8,571,428 restricted shares of the Company's $0.001 par value common stock in payment of his annual salary for fiscal year ended January 31, 2004 in the amount of $150,000.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information regarding the Company:

                                                    THREE MONTHS ENDED
                                                         APRIL 30
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
                                                        (unaudited)

         Revenues                                $     -0-      $     -0-

         General and administrative expenses     $  40,095      $  11,343

         Research and Development                $     -0-      $     -0-

         Consulting Fees                         $  97,500      $     -0-

         Consulting Fees - Related Party         $  22,500      $  95,200

         Net income (loss)                       $(167,393)     $(107,582)

         Net income (loss) per share             $   (0.00)     $   (0.00)

Three months ended April 30, 2004 compared with three months ended April 30,
----------------------------------------------------------------------------
2003
----

         REVENUES. The Company had no revenues during the first three months of 2004 and 2003, and is in the development stage.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 350% to $40,095 in the three month period ended April 30, 2004, from $11,343 in 2003. This increase is principally attributable to the accrual of salary due to Lee A. Balak, the President of the Company.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs were negligible during the first three months of fiscal 2004 and during the first three months of 2003 because research and development was suspended due to lack of capital.

         RESULTS OF OPERATIONS. The net loss of the Company increased to $167,393 during the three month period ended April 30, 2004, as compared with a loss of $107,512 during the same period of 2003, an increase of approximately 64.2%, and was due primarily to the increase in general and administrative expenses and consulting fees and lack of revenues.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                         THREE MONTHS ENDED
                                                              APRIL 30
                                                      -------------------------
                                                         2004           2003
                                                      ----------     ----------
                                                             (Unaudited)

Net cash used in operating activities                 $ (46,353)     $ (12,707)

Net cash provided in investing activities             $ (46,198)     $  12,590

Net cash provided by financing activities             $    (155)     $    (117)

         CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2004 and 2003, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, conversion of convertible debt into common stock, and by short term loans.

         The Company intends to raise additional capital and reduce debt through the sale or exchange of its Common Stock or other securities to provide additional working capital to fund future operations.

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

         At April 30, 2004, the Company had current assets of $1,058 and current liabilities of $338,191, resulting in a working capital deficit of $337,133, as compared to a working capital deficit of $290,780 at January 31, 2004.

         Net cash used in operating activities increased to $46,198 for the three months ended April 30, 2004, from $12,590 for the three months ended April 30, 2003, a difference of $33,608. The 367% increase in net cash used in operating activities was primarily attributable to the increase in general administrative expenses and consulting fees.

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-QSB for its fiscal year ended January 31, 2004, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

ITEM 2.  CHANGES IN SECURITIES

         The Company did not issue any shares of restricted common stock during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  ---------

                  Exhibit 10.1 Consulting Agreement dated April 15, 2004 with Tim J. Connolly

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. ss.1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit  99.2   Certification

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

                                           POWER TECHNOLOGY, INC.

Date:    June 14, 2004                     By:  /s/ Lee A. Balak
                                              ----------------------------------
                                                    Lee A. Balak, President,
                                                    Chief Financial Officer, and
                                                    Principal Accounting Officer