Form 10QSB
period 2004-07-31
POWER TECHNOLOGY INC/CN
filed 2004-09-21
CIK 1066978

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

              1770 St. James Place, Suite 115, Houston, Texas 77056
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  713.612.4310
                           ---------------------------
                           (Issuer's telephone number)

               15 Ocean View Road, Lions Bay, B.C. VON 2E0, Canada
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes|_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,689,186 shares.

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                             POWER TECHNOLOGY, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

         Consolidated Balance Sheet as of July 31, 2004 (unaudited).......F-1

         Consolidated Statements of Operations for the three months and six months ended July 31, 2004, and 2003 (unaudited)..F-2

         Consolidated Statements of Cash Flows for the six
         months ended July 31, 2004, and 2003 (unaudited).................F-3

         Notes to the Consolidated Financial Statements...................F-4

Item 2. Management's Discussion and Analysis or Plan of Operations........3

Item 3. Controls and Procedures ..........................................6

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................6

Item 2. Changes in Securities.............................................6

Item 3. Defaults on Senior Securities.....................................7

Item 4. Submission of Matters to a Vote of Security Holders...............7

Item 5. Other Information.................................................7

Item 6. Exhibits and Reports on Form 8-K..................................7

Signatures................................................................8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             Power Technology, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                      July 31,
                                                                        2004
                                                                   ------------
Assets
Current assets:
    Cash and equivalents                                           $      5,945
      Total current assets                                                5,945

Fixed assets, net                                                         2,923

Other assets:
    Patents                                                              78,500
                                                                   ------------
                                                                   $     87,368
                                                                   ============

Liabilities and Stockholders' (Deficit)

Current liabilities:
    Accounts payable                                               $    228,699
    Short-term notes payable                                             62,516
    Loans payable                                                        49,000
    Loans payable - related party                                            --
                                                                   ------------
      Total current liabilities                                         340,215
                                                                   ------------

Long-term debt                                                          150,000
                                                                   ------------

                                                                        490,215
                                                                   ------------

Stockholders' (deficit):
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.001 par value, 750,000,000 shares
      authorized, 99,839,628 shares issued and outstanding               99,840
    Additional paid-in capital                                       10,161,110
    (Deficit) accumulated during development stage                  (10,663,797)
                                                                   ------------
                                                                       (402,847)
                                                                   ------------

                                                                   $     87,368
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                             Power Technology, Inc.
                          (a Development Stage Company)
                      Consolidated Statement of Operations
            for the three and six months ended July 31, 2004 and 2003
          and for the period June 3, 1996 (inception) to July 31, 2004
                                   (Unaudited)

                                                                                                                    June 3, 1996
                                                      For the three months ended      For the six months ended     (inception) to
                                                                 July 31,                       July 31,               July 31,
                                                     -----------------------------  -----------------------------
                                                              2004            2003            2004          2003         2004
                                                      ------------    ------------    ------------    ------------    ------------
Consulting Revenue                                    $         --    $         --    $         --    $         --    $     26,663
                                                      ------------    ------------    ------------    ------------    ------------
Expenses:
   General administrative expenses                         188,689           5,035         228,784          20,027       2,927,345
   Research & development - related party                   24,366              --          24,366              --       1,374,449
   Consulting fees                                         150,000              --         150,000              --         150,000
   Stock-based executive compensation and
   reimbursed expenses                                     621,254              --         621,254              --         621,254
   Stock-based consulting fees                             174,200         156,500         331,100         156,500         487,600
   Stock-based consulting fees - related party                  --           2,500          22,500          97,700       4,687,522
   Stock-based patent litigation fees                      152,000              --         152,000              --         152,000
   Loss from impairment of related party advances               --              --              --              --         127,000
   Depreciation and amortization                             1,040           1,040           2,080           2,080          22,997
                                                      ------------    ------------    ------------    ------------    ------------
                                                         1,311,549         165,075       1,532,084         276,307      10,550,167

Other income (expense):
   Interest expense - related party                        (51,956)             (7)        (58,214)             (7)       (139,155)
   Interest income                                              --               1              --               2             779
   Loss on foreign currency                                     --              --              --              --          (1,916)
                                                      ------------    ------------    ------------    ------------    ------------

Net (loss)                                            $ (1,363,506)   $   (165,081)   $ (1,590,299)   $   (276,312)   $(10,663,797)
                                                      ============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted  74,532,058      45,520,738      73,632,058      38,884,738
                                                      ============    ============    ============    ============

Net (loss) per share - basic and fully diluted        $      (0.02)   $      (0.00)   $      (0.02)   $      (0.01)
                                                      ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             Power Technology, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                 for the six months ended July 31, 2004 and 2003
          and for the period June 3, 1996 (inception) to July 31, 2004
                                   (Unaudited)

                                                                           For the six months ended       June 3, 1996
                                                                                 July 31,                  (inception)
                                                                      --------------------------------     to July 31,
                                                                               2004             2003          2004
                                                                     --------------   --------------   --------------
Cash flows from operating activities
Net (loss)                                                           $   (1,590,299)  $     (276,312)  $  (10,663,797)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   Depreciation expense                                                       2,080            2,080           22,997
   Loss from impairment of related party advances                                --               --          127,000
   Stock issued for executive compensation and reimbursed expenses          621,254               --          621,254
   Stock issued for consulting services                                     331,100          156,500          487,600
   Stock issued for consulting services - related party                      22,500           97,700        4,687,522
   Stock issued for patent litigation legal fees                            152,000               --          152,000
   Stock issued for interest expense                                         51,956               --          112,079
   Stock issued to acquire patents                                               --               --          (20,000)
   Increase (decrease) in accounts payable                                  170,426              137          228,699
                                                                     --------------   --------------   --------------
Net cash (used) by operating activities                                    (238,982)         (19,895)      (4,244,645)
                                                                     --------------   --------------   --------------

Cash flows from investing activities
   Purchase of equipment                                                         --               --          (21,667)
   Patent acquisition                                                            --               --          (58,500)
                                                                     --------------   --------------   --------------
Net cash provided by investing activities                                        --               --          (80,167)
                                                                     --------------   --------------   --------------

Cash flows from financing activities
   Proceeds from short-term notes payable                                    62,516               --           62,516
   Proceeds from loans                                                           --           13,500          780,086
   Proceeds (payments) on loans - related party                              32,198          (13,500)         185,667
   Proceeds from convertible debentures                                          --               --          175,010
   Non-cash long-term debt                                                  150,000               --          150,000
   Issuance of common stock                                                      --           20,000        2,977,478
                                                                     --------------   --------------   --------------
Net cash provided by financing activities                                   244,714           20,000        4,330,757
                                                                     --------------   --------------   --------------
Net increase (decrease) in cash                                               5,732              105            5,945

Cash and equivalents - beginning                                                213              153               --
                                                                     --------------   --------------   --------------
Cash and equivalents - ending                                        $        5,945   $          258   $        5,945
                                                                     ==============   ==============   ==============

Supplemental disclosures:
   Interest paid                                                     $           --   $           --   $           --
                                                                     ==============   ==============   ==============
   Income taxes paid                                                 $           --   $           --   $           --
                                                                     ==============   ==============   ==============
   Non-cash investing and financing activities:
     Number of shares issued for consulting services                     10,350,000        4,872,000       27,515,250
                                                                     ==============   ==============   ==============
     Number of shares issued for executive compensation,
       note payable, and interest expense to related party               23,285,483               --       23,285,483
                                                                     ==============   ==============   ==============
     Number of shares issued for executive compensation                   7,500,000               --        7,500,000
                                                                     ==============   ==============   ==============
     Number of shares issued for note payable and interest expense        4,479,657               --        4,479,657
                                                                     ==============   ==============   ==============
     Number of shares issued for patent legal fees                        5,000,000               --        5,000,000
                                                                     ==============   ==============   ==============
     Number of shares issued for debt conversion                                 --       10,000,000       12,377,958
                                                                     ==============   ==============   ==============
     Number of shares issued for interest expense                                --               --          171,780
                                                                     ==============   ==============   ==============
     Number of shares issued to acquire patents                                  --               --          200,000
                                                                     ==============   ==============   ==============

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $10,663,797 during the period June 3, 1996 to July 31, 2004. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - Fixed Assets

Depreciation expense for the three months ended July 31, 2004 is $2,080.

NOTE 3 - Short-term Notes Payable

On May 21, 2004, the Company obtained a $100,000 line of credit from a private entity. The Promissory Note bears interest at 18% per annum and is due in full on December 31, 2004. The Company had drawn down $62,516 at July 31, 2004.

NOTE 4 - Long-term debt

The Company executed a consulting agreement with SeaWay Trading, Inc. for a period of 2 years, effective April19, 2004. The contract is valued at $300,000. The Company issued 5,000,000 shares of the Company's $0.001 par value common stock and in satisfaction of $150,000 of this obligation and owes an additional $150,000 pursuant to this agreement, which at the Company's option, may be satisfied by the issuance of an additional 5,000,000 shares of the Company's $0.001 par value common stock .

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                                      Notes

NOTE 5 - Related Party Transactions

On May 11, 2004, the Company's Board of Directors ratified and approved the following:

1) All loans and advances to the Company during the fiscal year ended January 31, 2004 from Lee A. Balak, a director and Company president, to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $65,423 with interest at the rate of 8% and due upon demand.
2) That the officers of the Company are authorized and directed to issue to Lee A. Balak 4,037,485 restricted shares of the Company's $0.001 par value common stock as payment for the promissory note in the amount of $65,423 plus interest of $5,233.
3) That the officers of the Company are directed to issue Lee A. Balak 10,676,570 restricted shares of the Company's $0.001 par value common stock as payment for previous loans to the Company in the principal amount of $173,000 plus interest of $13,840.
4) All loans and advances to the Company during fiscal year ended January 31, 2004 from Global Alliance Partners Ltd., to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $78,394 and non-interest bearing.
5) That the officers of the Company are authorized and directed to issue to Global Alliance Partners Ltd. 4,479,657 restricted shares of $0.001 par value common stock as payment for the promissory note in the amount of $78,394.
6) That the officers of the Company are directed to issue to Lee A. Balak 8,571,428 restricted shares of the Company's $0.001 par value common stock in payment of his annual salary for fiscal year ended January 31, 2004 in the amount of $150,000.

NOTE 6 - Stockholders' Equity

During the six months ended July 31, 2004, the Company issued 10,350,000 restricted shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $331,100.

During the six months ended July 31, 2004, the Company issued 23,285,483 shares of its $0.001 par value common stock to Mr. Lee Balak, its former CEO, for executive compensation and for loans made to and advances made on behalf of the Company, plus interest expenses.

During the six months ended July 31, 2004, the Company issued 7,500,000 restricted shares of its $0.001 par value common stock to Mr. Bernard Walter, its newly-appointed CEO, for executive compensation valued at $195,000.

During the six months ended July 31, 2004, the Company issued 4,479,657 shares of its $0.001 par value common stock to Global Alliance Partners for notes payable totaling $79,108 and interest expense totaling $32,883.

During the six months ended July 31, 2004, the Company issued 5,000,000 shares of its $0.001 par value common stock to its patent litigation attorneys for legal fees totaling $152,000.

NOTE 7 - Commitments

Consulting  agreements
On April 15, 2004, the Company entered into a consulting contract with an individual to provide general business strategic consulting and management advisory services. The Company agreed to pay the sum of $5,000 per month in cash or equity for a period of 12 months. The Company also agreed to issue warrants for the right to purchase up to 5,000,000 shares of the Company's $0.001 par value common stock exercisable at $0.01 per share. The warrants expire April 15, 2006. As of July 31, 2004, the Company issued 3,250,000 shares of its $0.001 par value common stock pursuant to the terms of the consulting contract.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                                      Notes

On May 4, 2004, the Company entered into a consulting contract with an individual to provide marketing and operation development services in Russia. As of July 31, 2004, the Company issued 1,100,000 shares of its $0.001 par value common stock valued at $40,700 pursuant to the terms of the consulting contract.

On June 30, 2004, the Company entered into a consulting contract with Mr. Lee Balak, former CEO of the Company, wherein Mr. Balak resigned his position as CEO of the Company, and is retained as a consultant to provide information, evaluation and consulting services to the Company for consideration totaling $5,000 cash per month for a period of six months.

Employment agreement On July 1, 2004, the Company entered into an employment agreement with Mr. Bernard J. Walter to retain Mr. Walter as its CEO. The Company agreed to pay Mr. Walter $90,000 (Base Salary) per year through December 31, 2004, increase his pay to $120,000 per year from January 1, 2005 to December 31, 2005, and increase his pay to $180,000 per year plus annual increases of no less than 5% of the Base Salary thereafter. The Company also issued Mr. Walter 7,500,000 shares of its restricted $0.001 par value common stock valued at $195,000 on July 8, 2004 pursuant to the employment agreement.

NOTE 8 - Options and Warrants

Stock option plan
On August 1, 2004, the Company's Board of Directors adopted the "Power Technology, Inc. 2004-B Stock Option, SAR and Stock Bonus Plan" (the "Plan"). The terms of the Plan allow for the issuance of up to 20,000,000 options to purchase 20,000,000 shares of the Company's $0.001 par value common stock. No Plan options have been issued as of July 31, 2004.

The Company had 16,990,000 warrants issued and outstanding as of July 31, 2004. The warrants are exercisable on a 1-for-1 basis into 16,990,000 shares of the Company's $0.001 par value common stock.

NOTE 9 - Subsequent Events

Entry into a Material Definitive Agreement

Convertible Debentures.

The Company entered into a Securities Purchase Agreement effective August 27, 2004 (the "Agreement") and other related agreements with Cornell Capital
Partners, L.P. ("Cornell") regarding the issuance of a 5% secured convertible debenture in the principal amount of $500,000 (U.S.) (the "Debenture"). The Agreement provides that $250,000 shall be funded by Cornell within five days of the date of the Agreement and that $250,000 shall be funded within five days of the filing of a registration statement with the U.S. Securities and Exchange Commission covering the conversion of the Debenture into the common stock of the Company pursuant to the requirements of an Investor Registration Rights Agreement with Cornell.

The Company has executed and delivered a Security Agreement to Cornell that provides Cornell with a security interest in substantially all of the assets of the Company.

The Debenture issued to Cornell by the Company and the accrued interest thereon are convertible into the common stock of the Company at any time until repayment of the Debenture at the price per share equal to the lesser of:

      a. an amount equal to 120% of the closing bid price of the common stock as listed on its principal market, as quoted by Bloomberg L.P., as of the closing date; or

      b. an amount equal to 100% of the average of the three lowest closing bid prices of the common stock, as quoted by Bloomberg, L.P., for the 30 trading days immediately preceding the conversion date.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                                      Notes

However, in no event shall Cornell convert the Debenture in such manner that would cause Cornell and its affiliates to beneficially own more than 4.99% of the then total issued and outstanding shares of the common stock of the Company.

The Company, at its option, has the right to redeem the Debenture in whole or in part that was issued to Cornell with three days written notice at the redemption price equal to 120% of the amount redeemed plus accrued interest. In this event, the Company is required to issue Cornell a warrant to purchase 50,000 shares of its common stock exercisable on a cash basis at an exercise price equal to 120% of the closing bid price of the common stock of the Company on the closing date.

Standby Equity Distribution Agreement

The Company also entered into a Standby Equity Distribution Agreement effective August 27, 2004, with Cornell (the "Equity Agreement"). The Equity Agreement provides for Cornell to commit to purchase up to an aggregate of $5,000,000 of the common stock of the Company, subject to certain volume limitations and other conditions, as requested from time to time by the Company as its equity capital needs arise during the two-year term of the Equity Agreement.

Upon written notice from the Company, Cornell is committed to purchase common stock of the Company at a purchase price equal to 97% of the then current market price. Market price is defined to mean the lowest closing bid price for the common stock during a pricing period beginning on the date following the notice from the Company and ending on the fifth consecutive trading day thereafter. Unless the Company specifically requests Cornell to purchase its common stock by written notification to Cornell, Cornell has no right to acquire any securities of the Company and the Company has no obligation to offer and sell its common stock to Cornell.

In no event shall Cornell purchase common stock of the Company that would cause Cornell and its affiliates to own more than 9.9% of the then total issued and outstanding shares of the common stock of the Company.

The Company has issued 8,849,558 share of its restricted common stock to Cornell as a commitment fee in connection with the Agreement and related agreements.

The Company has engaged Newbridge Securities Corporation as its exclusive placement agent for its sale of common stock to Cornell under the terms of a Placement Agent Agreement.

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

Six Months ended July 31, 2004 compared with Six Months ended July 31, 2003

      The following table (unaudited) sets forth certain operating information regarding the Company:

--------------------------------------------------------------------------------
                                                      Six Months Ended July 31,
                                                      -------------------------
                                                           2004           2003
                                                     -----------    -----------
--------------------------------------------------------------------------------

Revenues ........................................   $         0    $         0
--------------------------------------------------------------------------------

General and administrative expenses .............   $   186,689    $    20,027
--------------------------------------------------------------------------------

Research and development ........................   $    24,366    $         0
--------------------------------------------------------------------------------

Stock-based consulting fees .....................   $   150,000    $         0
--------------------------------------------------------------------------------
Stock-based executive compensation and ..........   $   621,254    $         0
reimbursement of expenses advanced on behalf of
Company
--------------------------------------------------------------------------------

Stock-based Consulting fees - related party .....   $    22,500    $    97,700
--------------------------------------------------------------------------------

Stock-based patent litigation legal fees ........   $   152,000    $         0
--------------------------------------------------------------------------------

Net income (loss) ...............................   $(1,590,299)   $  (276,312)
--------------------------------------------------------------------------------

Net income (loss) per share .....................   $     (0.02)   $     (0.01)
--------------------------------------------------------------------------------

      Revenues. The Company had no revenues during the first six months of 2004 and 2003, and is in the development stage.

      General and Administrative Expenses. General and administrative expenses increased approximately 930% to $186,689 in the six month period ended July 31, 2004, from $20,027 in 2003. This increase is principally attributable to: increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; and additional SEC filing expenses.

      Research and Development Costs. Research and development costs expenses were $24,366 during the six months period ended July 31, 2004.

      Consulting Fees. Consulting fees incurred in the operations of the Company increased to $150,000 during the six month period ended July 31, 2004, from $ 0 during the six month period of 2003 as a result of payment to Seaway Trading, Inc. for services rendered and to be rendered pursuant to a two year contract.

      Stock-based Executive Compensation and Reimbursed Expenses. Executives of the Company received shares of common stock of the Company in lieu of accrued salary and repayment of expenses incurred on behalf of the Company, which shares were valued at $621,254 during the six months ended July 31, 2004, compared to $20,027 during the first six month period of 2003.

      Stock-based Consulting Fees - Related Party. The Company paid Stephen A. Zrenda, Esq., a shareholder of the Company, shares of common stock of the Company valued at $22,500 for legal services to the Company, compared to $97,700 paid as stock based consulting fees to various related parties during the first six month period of 2003.

      Stock-based Patent Litigation Legal Fees. The Company paid attorneys for the Company shares of common stock of the Company valued at $152,000 for their fees involving the patent dispute litigation filed by the Company regarding its battery technology. No shares of common stock were issued to attorneys during the first six month period for 2003.

      Results of Operations. The net loss of the Company increased to $(1,590,299) during the six month period ended July 31, 2004, as compared with a loss of $(276,312) during the same period of 2003, an increase of approximately 576%, which was due primarily to increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; additional SEC filing expenses; additional research and development expenses; additional consulting fees; the market value of the shares of Company's $0.001 par value common stock issued to pay Lee A. Balak's fiscal year 2003 salary during fiscal year 2004; the market value of the shares of Company's $0.001 par value common stock issued to Bernard J. Walter pursuant to his employment contract; the market value of the shares of Company's $0.001 par value common stock issued to the Company's patent litigation counsel to prosecute the civil action described in Legal Proceedings, Item 1 of Part II, below.

Three Months ended July 31, 2004 compared with Three Months ended July 31, 2003

      The following table (unaudited) sets forth certain operating information regarding the Company:

--------------------------------------------------------------------------------
                                                    Three Months Ended July 31,
                                                    ---------------------------

                                                           2004           2003
                                                    -----------    -----------
--------------------------------------------------------------------------------

Revenues ........................................   $         0    $         0

--------------------------------------------------------------------------------

General and administrative expenses .............   $   186,689    $     5,035
--------------------------------------------------------------------------------

Research and development ........................   $    24,366    $         0
--------------------------------------------------------------------------------

Consulting fees .................................   $   150,000    $   156,500
--------------------------------------------------------------------------------

Stock-based executive compensation and ..........   $   621,254    $         0
reimbursement of expenses advanced on behalf of
Company
--------------------------------------------------------------------------------

Stock-based consulting fees .....................   $   174,200    $   156,500
--------------------------------------------------------------------------------

Stock-based consulting fees-related party .......   $         0    $     2,500

--------------------------------------------------------------------------------

Stock-based patent litigation legal fees ........   $   152,000    $         0
--------------------------------------------------------------------------------

Consulting Fees - related party .................   $         0    $     2,500
--------------------------------------------------------------------------------

Net income (loss) ...............................   $(1,363,506)   $  (165,081)
--------------------------------------------------------------------------------

Net income (loss) per share .....................   $     (0.02)   $     (0.00)
--------------------------------------------------------------------------------

      Revenues. The Company had no revenues during the three months ended July 31, 2004 and 2003, and is in the development stage.

      General and Administrative Expenses. General and administrative expenses increased approximately 3707% to $186,689 in the three month period ended July 31, 2004 from $5,035 in 2003. This increase is principally attributable to: legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; additional SEC filing expenses; additional research expenses; and additional consulting fees.

      Research and Development Costs. Research and development costs were Research and development costs expenses were $24,366 during the three month periods ended July 31, 2004 and $ 0 during the three month period ended July 31, 2003.

      Consulting Fees. Consulting fees incurred in the operations of the Company increased to $150,000 during the three month period ended July 31, 2004 from $ 0 during the three month period ended July 31, 2003.

      Stock-based Executive Compensation and Reimbursed Expenses. . Executives of the Company received shares of common stock of the Company in lieu of accrued salary and repayment of expenses incurred on behalf of the Company, which were valued at $621,254 during the six months ended July 31, 2004, compared to $ 0 during the first six month period of 2003.

      Stock-based Consulting Fees - Related Party. The Company issued no shares of common stock of the Company for consulting services to the Company by related parties during the six months ended July 31, 2004, compared to $2,500 during the first six month period ended July 31, 2003.

      Stock-based Patent Litigation Legal Fees. The Company did not issue attorneys for the Company any shares of common stock of the Company for their fees involving the patent dispute litigation filed by the Company regarding its battery technology. No shares of common stock were issued to attorneys during three month period ended July 31, 2003.

      Results of Operations. The net loss of the Company increased to $(1,363,506) during the three month period ended July 31, 2004, as compared with a loss of $(165,081) during the same period of 2003, which was due primarily to legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; additional SEC filing expenses; additional research and development expenses; additional consulting fees; the market value of the shares of Company's $0.001 par value common stock issued to pay Lee A. Balak's fiscal year 2003 salary during fiscal year 2004; the market value of the shares of Company's $0.001 par value common stock issued to Bernard J. Walter pursuant to his employment contract; the market value of the shares of Company's $0.001 par value common stock issued to the Company's patent litigation counsel to prosecute the civil action described in Legal Proceedings, Item 1 of Part II, below.

      Cash Flows. The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

--------------------------------------------------------------------------------
                                                     Six Months Ended July 31,
                                                     -------------------------
                                                         2004         2003
                                                    ---------    ---------
--------------------------------------------------------------------------------

Net cash used in operating activities ...........   $(238,982)   $ (19,895)
--------------------------------------------------------------------------------

Net cash used in investing activities ...........   $       0    $       0
--------------------------------------------------------------------------------

Net cash provided by financing activities .......   $   5,732    $     105
--------------------------------------------------------------------------------

      Accounting principles require the Company to include in the $(238,982) net cash used in operations for the second quarter, the $150,000.00 consulting fees due in the future to SeaWay Trading, Inc. This amount is also contained on the Balance sheet listed as a liability - long term debt.

      Liquidity and Capital Resources. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, and by short term loans.

      At July 31, 2004, the Company had current assets of $5,945 and current liabilities of $308,307, resulting in a working capital deficit of $302,362.

      Net cash used in operating activities increased to $(238,982) for the six months ended July 31, 2004, from $(19,895) for the six months ended July 31, 2003, a difference of $(219,087). The 1200% increase in net cash used in operating activities was primarily attributable to the inclusion in this category, as required by accounting principles, of the $150,000.00 consulting fees due in the future to SeaWay Trading, Inc., as well as increased legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; and additional SEC filing expenses.

      Going Concern. Because of lack of revenues and the negative working capital of the Company, the Notes to the financial statements (Note 1) expresses the issue of whether or not the Company has the ability to continue as a going concern.

Item 3. Controls and Procedures

      The Company's Chief Executive Officer, President and chief financial officer/principal accounting officer, Bernard J Walter, is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. Mr. Balak also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities

      The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report. With respect to each issuance, the Company relied upon one or more exemptions from registration requirements under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933.

      During the six months ended July 31, 2004, the Company issued 10,350,000 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $331,100 in reliance upon Section 4(2) of the Securities Act of 1933.

      During the six months ended July 31, 2004, the Company issued 23,285,483 restricted shares of its common stock to Mr. Lee A. Balak, its former President, for executive compensation valued at $426,254, notes payable totaling $136,810, and interest expense totaling $19,073, in reliance upon Section 4(2) of the Securities Act of 1933.

      During the six months ended July 31, 2004, the Company issued 7,500,000 restricted shares of its common stock to Mr. Bernard J. Walter, its newly appointed President, for executive compensation valued at $195,000 in reliance upon Section 4(2) of the Securities Act of 1933.

      During the six months ended July 31, 2004, the Company issued 4,475,657 shares of its common stock to Global Alliance Partners for notes payable totaling $79,108 and interest expense totaling $32,883 in reliance upon Section 4(2) of the Securities Act of 1933.

      During the six months ended July 31, 2004, the Company issued 5,000,000 shares of its common stock to attorneys for legal fees totaling $152,000 in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            31.1 Certification of Bernard J. Walter

            32.1 Certification of Bernard J. Walter

      (b) Reports on Form 8-K:

      A Form 8-K current report (Item 1 and Item 7) was filed by the Company on July 13, 2004 regarding a change in the management of the Company.

      A Form 8-K current report (Item 1.01) was filed by the Company on September 2, 2004, regarding a definitive agreement with Cornell Capital Partners, L.P.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Power Technology, Inc.

Date:    September 20, 2004    By: /s/ Bernard J. Walter
                                  ----------------------------------------------
                                  Bernard J. Walter, President, Chief Financial Officer, and Principal Accounting Officer