Form 10QSB
period 2004-10-31
POWER TECHNOLOGY INC/CN
filed 2004-12-21
CIK 1066978

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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


               1770 St. James Place, Suite 116, Houston, TX 77056
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 621-4310
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 125,689,625 shares of common stock as of December 17, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                             POWER TECHNOLOGY, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Consolidated Balance Sheet as of October 31, 2004 (unaudited).....F-1

           Consolidated Statements of Operations for the three months and nine months ended October 31, 2004 and 2003.......................F-2

           Consolidated Statements of Cash Flows for the three months and nine months ended October 31, 2004 and 2003.......................F-3

           Notes to Consolidated Financial Statements........................F-4

Item 2.  Management's Discussion and Analysis or Plan of Operations.......... 2

Item 3.  Controls and Procedures............................................. 4

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 5

Item 2.  Changes in Securities............................................... 5

Item 3.  Defaults on Senior Securities....................................... 5

Item 4.  Submission of Matters to a Vote of Security Holders................. 5

Item 5.  Other Information................................................... 5

Item 6.  Exhibits and Reports on Form 8-K.................................... 5

            Signatures....................................................... 6

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             POWER TECHNOLOGY, INC.
                         (a Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                    October 31,
                                                                       2004
                                                                   ------------
Assets
Current assets:
  Cash and equivalents                                             $     57,046
  Prepaid costs                                                          30,562
                                                                   ------------
    Total current assets                                                 87,608

Fixed assets, net                                                         1,883

Other Assets:
  Patents                                                                78,500
  Deferred costs                                                        142,625
                                                                   ------------
    Total other assets                                                  221,125

                                                                   $    310,616
                                                                   ============
Liabilities and Stockholders' (Deficit)

Current Liabilities
  Accounts payable                                                 $    169,163
  Short-term debt                                                        75,016
  Loans payable                                                          49,000
                                                                   ------------

    Total current liabilities                                           293,179

Long-term debt
  Convertible debentures                                                250,000
                                                                   ------------

    Total long-term debt                                                250,000

Stockholders' (deficit):
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued or outstanding Common stock,
    $0.001 par value, 750,000,000 shares authorized,
    125,089,625 shares issued and outstanding                           125,090
  Additional paid-in capital                                         10,925,865
  (Deficit) accumulated during development stage                    (11,283,518)
                                                                   ------------

                                                                       (232,563)
                                                                   ------------

                                                                   $    310,616
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                         (a Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
        AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO OCTOBER 31, 2004
                                   (Unaudited)

                                                For the three months ended    For the nine months ended     June 3, 1996
                                                     October 31, 2004              October 31, 2004        (inception) to
                                                --------------------------    --------------------------     October 31,
                                                    2004            2003          2004           2003           2004
                                                -----------    -----------    -----------    -----------    -------------
Consulting Revenue                              $        --    $        --    $        --    $        --    $     26,663
                                                -----------    -----------    -----------    -----------    ------------
Expenses:
  General administrative expenses                   125,997         35,053        354,781         55,080       3,053,342
  Reserch & development-related party                    --                        24,366             --       1,374,449
  Consulting fee                                     25,000                       175,000             --         175,000
  Stock-based executive compensation and
    reimbursed expenses                              70,018                       691,272             --         691,272
  Stock-based consulting fee                         76,312                       407,412        156,500         563,912
  Stock-based consulting-related party                   --                        22,500         97,700       4,687,522
  Stock-based patent litigation fees                     --                       152,000             --         152,000
  Loss from impairment of related party advances                                                      --         127,000
  Depreciation and amortization                       1,040          1,040          3,120          3,120          24,037
                                                -----------    -----------    -----------    -----------    ------------
                                                    298,367         36,093      1,830,451        312,400      10,848,534
Other income (expenses)
  Interest expense-related party                                    (5,498)       (58,215)            (7)       (139,155)
  Interest expense                                   (5,867)                       (5,867)                        (5,867)
  Financing fees                                   (315,487)                     (315,487)                      (315,487)
  Interest income                                        --                            --              2             779
  Loss on foreign currency                               --             --             --             --          (1,916)
                                                -----------    -----------    -----------    -----------    ------------

Net (loss)                                      $  (619,721)   $   (41,591)   $(2,210,020)   $  (312,405)   $(11,283,517)
                                                ===========    ===========    ===========    ===========    ============

Weighted average number of common
  shares outstanding-basic and fully diluted     79,838,467     46,020,738     77,195,486     39,384,738
                                                ===========    ===========    ===========    ===========

Net (loss) per share-basic and fully diluted    $     (0.01)   $     (0.00)   $     (0.03)   $     (0.01)
                                                ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                         (a Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
        AND FOR THE PERIOD JUNE 3, 1996 (INCEPTION) TO OCTOBER 31, 2004
                                   (Unaudited)

                                                                         For the nine months ended     June 3, 1996
                                                                              October 31, 2004        (inception) to
                                                                       ----------------------------     October 31,
                                                                           2004            2003            2004
                                                                       ------------    ------------    ------------
Cash flows from operating activities                                   $ (2,210,020)   $   (312,405)   $(11,283,518)
Net (loss)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities
  Depreciation expense                                                        3,120           3,120          24,037
  Loss from impairment of related party advances                                 --              --         127,000
  Stock issued for executive compensation and reimbursement expenses        691,272              --         691,272
  Stock issued for director fees                                             40,000              --          40,000
  Stock issued for consulting services                                      407,386         156,500         563,886
  Stock issued for consulting services-related party                         22,500          97,700       4,687,522
  Stock issued for patent litigation legal fees                             152,000              --         152,000
  Stock issued for interest expense                                          51,956              --         112,079
  Stock issued for financing fees                                           265,487              --         265,487
  Stock issued to acquire patents                                                --              --         (20,000)
  Increase (decrease) in accounts payable                                   125,918          (9,972)        184,191
                                                                       ------------    ------------    ------------
Net cash (used by operating activity                                       (450,381)        (65,057)     (4,456,044)
                                                                       ------------    ------------    ------------
Cash flows from investing activities
  Purchase of equipment                                                          --              --         (21,667)
  Patent acquisition                                                             --              --         (58,500)
                                                                       ------------    ------------    ------------
Net cash (used) by investing activities                                          --              --         (80,167)
                                                                       ------------    ------------    ------------
Cash flows from financing activities
  Proceeds from short-term notes payable                                     75,016              --          75,016
  Proceeds from loans                                                            --          52,591         780,086
  Proceeds (payments) on loans-related party                                 32,198         (15,081)        185,667
  Proceeds from convertible debentures                                      250,000              --         425,010
  Non-cash long-term debt                                                   150,000              --         150,000
  Payment of non-cash long-term debt                                       (150,000)             --        (150,000)
  Issuance of common stock                                                  150,000          30,000       3,127,478
                                                                       ------------    ------------    ------------

Net cash provided by financing activities                                   507,214          67,510       4,593,257
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash                                              56,833           2,453          57,046

Cash and equivalents-beginning                                                  213             153              --
                                                                       ------------    ------------    ------------

Cash and equivalents-ending                                            $     57,046    $      2,606    $     57,046
                                                                       ============    ============    ============
Supplemental disclosures
  Interest paid                                                        $         --    $         --    $         --
                                                                       ============    ============    ============

  Income taxes paid                                                    $         --    $         --    $         --
                                                                       ============    ============    ============
  Non-cash investing and financing activities
    Number of shares issued for consulting services                      24,000,000       4,872,000      41,165,250
                                                                       ============    ============    ============
    Number of shares issued for executive compensation,
      note payable, and interest expense to related party                23,285,483              --      23,285,483
                                                                       ============    ============    ============

    Number of shares issued for executive compensation                    9,250,439              --       9,250,439
                                                                       ============    ============    ============

    Number of shares issued for note payable and interest expense        13,329,215              --      13,329,215
                                                                       ============    ============    ============

    Number of shares issued for patent legal fees                         5,000,000              --       5,000,000
                                                                       ============    ============    ============

    Number of shares issued for debt conversion                                  --      10,000,000      12,377,958
                                                                       ============    ============    ============

    Number of shares issued for interest expense                                 --              --         171,780
                                                                       ============    ============    ============

    Number of shares issued to acquire patents                                   --              --         200,000
                                                                       ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                                      NOTES
                                   (Unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $11,283,518 during the period June 3, 1996 to October 31, 2004. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - FIXED ASSETS

Depreciation expense for the nine months ended October 31, 2004 and 2003 is $3,120 and $3,120, respectively.

NOTE 3 - SHORT-TERM NOTES PAYABLE

On May 21, 2004, the Company obtained a $100,000 line of credit from a private entity. The Promissory Note bears interest at 18% per annum and is due in full on December 31, 2004. The Company had drawn down $75,016 at October 31, 2004.

NOTE 4 - LONG-TERM DEBT

On March 29, 2004, the Company entered into a consulting agreement with SeaWay Trading for a period of 2 years. The contract is valued at $150,000, and is payable with 5,000,000 shares of the Company's Common Stock. In August 2004, the Company issued the shares to satisfy the debt and settle the contract.

NOTE 5 - CONVERTIBLE DEBENTURES.

The Company entered into a Securities Purchase Agreement effective August 27, 2004 (the "Agreement") and other related agreements with Cornell Capital

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                                      NOTES
                                   (Unaudited)

Partners, L.P. ("Cornell") regarding the issuance of 5% secured convertible debentures in the principal amount of $500,000 (U.S.) (the "Debenture"). The Agreement provides that $250,000 shall be funded by Cornell within five days of the date of the Agreement and that $250,000 shall be funded within five days of the filing of a registration statement with the U.S. Securities and Exchange Commission covering the conversion of the Debenture into the Common Stock of the Company pursuant to the requirements of an Investor Registration Rights Agreement with Cornell.

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

However, in no event shall Cornell convert the Debentures in such manner that would cause Cornell and its affiliates to beneficially own more than 4.99% of the then total issued and outstanding shares of the Common Stock of the Company.

The Company, at its option, has the right to redeem the Debentures in whole or in part that was issued to Cornell with three days written notice at the redemption price equal to 120% of the amount redeemed plus accrued interest. In this event, the Company is required to issue Cornell a warrant to purchase 50,000 shares of its Common Stock exercisable on a cash basis at an exercise price equal to 120% of the closing bid price of the Common Stock of the Company on the closing date.

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 11, 2004, the Company's Board of Directors ratified and approved the following:

    1) All loans and advances to the Company during the fiscal year ended January 31, 2004 from Lee A. Balak, formerly a director and Company's president, to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $65,423 with interest at the rate of 8% and due upon demand.
    2) That the officers of the Company are authorized and directed to issue to Lee A. Balak 4,037,485 restricted shares of the Company's Common Stock as payment for the promissory note in the amount of $65,423 plus interest of $5,233.
    3) That the officers of the Company are directed to issue Lee A. Balak 10,676,570 restricted shares of the Company's Common Stock as payment for previous loans to the Company in the principal amount of $173,000 plus interest of $13,840.
    4) All loans and advances to the Company during fiscal year ended January 31, 2004 from Global Alliance Partners Ltd., to be evidenced by a promissory note to be dated December 31, 2003, in the amount of $78,394 and non-interest bearing.
    5) That the officers of the Company are authorized and directed to issue to Global Alliance Partners Ltd. 4,479,657 restricted shares of Common Stock as payment for the promissory note in the amount of $78,394.
    6) That the officers of the Company are directed to issue to Lee A. Balak 8,571,428 restricted shares of the Company's Common Stock in payment of his annual salary for fiscal year ended January 31, 2004 in the amount of $150,000.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                                      NOTES
                                   (Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY

During the nine months ended October 31, 2004, the Company issued 10,350,000 shares of its Common Stock to various individuals and entities for consulting services valued at $331,100.

During the nine months ended October 31, 2004, the Company issued 23,285,483 shares of its Common Stock to Mr. Lee Balak, its former CEO, for executive compensation valued at $426,254, notes payable totaling $136,810, and interest expense totaling $19,073.

During the nine months ended October 31, 2004, the Company issued 9,250,439 shares of its Common Stock to Mr. Bernard Walter, its newly-appointed CEO, for executive compensation valued at $265,018.

During the nine months ended October 31, 2004, the Company issued 4,479,657 shares of its Common Stock to Global Alliance Partners for notes payable totaling $79,108 and interest expense totaling $32,883.

During the nine months ended October 31, 2004, the Company issued 5,000,000 shares of its Common Stock to various attorneys for legal fees totaling $152,000.

During the nine months ended October 31, 2004 the Company issued 8,849,558 shares of its Common Stock to Cornell Capital Partners, L.P. as a commitment fee for a Standby Equity Distribution Agreement valued at $ 265,487.

During the nine months ended October 31, 2004 the Company issued 5,000,000 shares of its Common Stock to various individuals for settlement of debt of $150,000.

During the nine months ended October 31, 2004 the Company issued 8,150,000 shares of its Common Stock to various individuals for settlement of debt and a consulting agreement valued at $ 244,500.

NOTE 8 - COMMITMENTS

Consulting agreements

On April 15, 2004, the Company entered into a consulting contract with an individual to provide general business strategic consulting and management advisory services. The Company agreed to pay the sum of $5,000 per month in cash or equity for a period of 12 months. The Company also agreed to issue warrants for the right to purchase up to 5,000,000 shares of the Company's Common Stock exercisable at $0.01 per share. The warrants expire April 15, 2006. As of July 31, 2004, the Company issued 3,250,000 shares of its Common Stock pursuant to the terms of the consulting contract. The Company agreed to satisfy the contract by issuing various individuals 8,150,000 shares of its Common Stock valued at $244,500. The individual cancelled all amounts owed and the warrants.

On May 4, 2004, the Company entered into a consulting contract with an individual to provide marketing and operation development services in Russia. As of July 31, 2004, the Company issued 1,100,000 shares of its Common Stock valued at $40,700 pursuant to the terms of the consulting contract.

On June 30, 2004, the Company entered into a consulting contract with Mr. Lee Balak, former CEO of the Company, wherein Mr. Balak resigned his position as CEO of the Company, and is retained as a consultant to provide information, evaluation and consulting services to the Company for consideration totaling $5,000 cash per month for a period of six months.

Employment agreement

On July 1, 2004, the Company entered into an employment agreement with Mr. Bernard J. Walter to retain Mr. Walter as its CEO. The Company agreed to pay Mr. Walter $90,000 (Base Salary) per year through December 31, 2004, increase his pay to $120,000 per year from January 1, 2005 to December 31, 2005, and increase

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                                      NOTES
                                   (Unaudited)

his pay to $180,000 per year plus annual increases of no less than 5% of the Base Salary thereafter. The Company also issued Mr. Walter 7,500,000 shares of its restricted Common Stock valued at $195,000 on July 8, 2004 and 1,750,000 shares of its restricted Common Stock valued at $70,018 on October 13, 2004 pursuant to the employment agreement.

On October 30, 2004, the Company entered into an employment agreement with Joey Jung to retain Mr. Jung as an executive through November 21, 2006. The Company agreed to pay Mr. Jung $86,250 (Canadian)(base Salary) and to increase his pay by no less than 10% of Base Salary each year of employment. Mr Jung is entitled to a stock option to acquire 100,000 shares of the Company's Common Stock at a price of one half of one cent, $0.005 U.S. Dollars pursuant to the terms of the Company's 2004-B Stock Option, SAR, and Stock Bonus Plan (the"Plan"). Mr. Jung is entitled to a stock option to acquire an additional 900,000 shares of the Company's Common Stock at a price of one half of one cent, $0.005 U.S. Dollars pursuant to the terms of the Company's 2004-B Stock Option, SAR, and Stock Bonus Plan (the"Plan"). Stock options for 450,000 of these additional shares shall vest upon the earlier of two years from the Commencement Date or the manufacturing and delivery of 100 prototype 12 Volt batteries. Stock options for the other 450,000 additional shares shall vest upon the earlier of two years from the Commencement Date or the completion of design and fabrication of the equipment necessary to manufacture the 12 Volt battery in commercial quantities.

NOTE 9 - OPTIONS AND WARRANTS

Stock option plan

On August 1, 2004, the Company's Board of Directors adopted the "Power Technology, Inc. 2004-B Stock Option, SAR and Stock Bonus Plan" (the "Plan"). The terms of the Plan allow for the issuance of up to 20,000,000 options to purchase 20,000,000 shares of the Company's Common Stock or a comparable number of SAR's or stock bonuses..

The Company had 16,990,000 warrants issued and outstanding as of October 31, 2004. The warrants are exercisable on a 1-for-1 basis into 16,990,000 shares of the Company's Common Stock.

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of October 31, 2004 are as follows:

                  Options Outstanding                                    Options Exercisable
---------------------------------------------------------  ------------------------------------------------
                                      Weighted Average       Weighted                           Weighted
                                                              Average                           Average
Exercise Prices        Number             Remaining          Exercise           Number          Exercise
                    Outstanding       Contractual Life        Prices         Exercisable         Price
----------------   ---------------   --------------------  --------------   ---------------   -------------
$0.005                  1,000,000            2.0              $0.005               100,000       $0.005
$0.06                   1,500,000            1.5               $0.06             1,500,000       $0.06
$0.024                    490,000           1.42              $0.024               490,000       $0.024
$0.10                  10,000,000           0.42               $0.10            10,000,000       $0.10

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)

                                      NOTES
                                   (Unaudited)

Summary of Options Granted and Outstanding:

                                          For the nine months ended October 31,
                          -----------------------------------------------------------------------
                                        2004                                 2003
                          ---------------------------------   -----------------------------------
                                               Weighted
                                                Average                              Weighted
                                               Exercise                              Average
                              Shares             Price             Shares         Exercise Price
                          ----------------   --------------   -----------------   ---------------
Options:
Outstanding at
beginning of year              16,990,000        $0.07                 490,000        $0.024
Granted                         1,000,000        $0.005             11,500,000        $0.09
Cancelled                      (5,000,000)       $0.01                       -            -
                          ----------------   --------------   -----------------   ---------------
Outstanding at end of
period                         12,990,000        $0.09              11,990,000        $0.09
                          ================   ==============   =================   ===============

The following table summarizes the pro forma operating results of the Company for October 31, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

        Proforma  (loss) available to common stockholders   $ (2,210,020)
        Proforma basic and diluted loss per share           $       0.03


NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 11 - SUBSEQUENT EVENTS

Director fees

The Company agreed to pay two directors a monthly fee of $6,000 per month. Each of the two directors will receive $3,000 per month in cash and $3,000 per month in the Company's Common Stock.

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

Results of Operations for Three Months Ended October 31, 2004

         The following table sets forth certain operating information regarding the Company for the three months ended October 31, 2004 and 2003:

                                                          Three Months Ended
                                                               October 31
                                                       -----------------------
                                                          2003          2004
                                                       ---------    ----------
                                                                    (unaudited)
Revenues ...........................................   $       0    $       0
General and administrative expenses ................   $  35,053    $  86,012
Research and Development ...........................   $       0    $       0
Consulting fees ....................................   $       0    $  24,985
Stock-based consulting fees ........................   $  76,312            0
Stock-based executive compensation and
     reimbursement of expenses .....................   $       0    $  70,018
Financing fees and interest expense ................   $       0    $ 321,354
Net income (loss) ..................................   $ (41,591)   $(303,670)
Net income (loss) per share ........................   $   (0.00)   $   (0.01)


Three months ended October 31, 2004 compared with three months ended October 31, 2003

         Revenues. The Company had no revenues during the three months ended October 31, 2004 and 2003, and is in the development stage.

         General and Administrative Expenses. General and administrative expenses increased approximately 145% to $86,012 in the three month period ended October 31, 2004, from $35,053 in 2003. This increase is due principally attributable to: increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; and additional SEC filing expenses and increase in employee salaries and directors fees.

         Consulting Fees. Fees paid to consultants by the Company were $24,985 during the three month period ended October 31, 2004. The fees were to L. Balak for work done on the Company's behalf.

         Stock-based Consulting Fees. The Company incurred $76,312 in consulting fees that were paid by issuance of stock. The Company paid various individuals $71,312 in the Company's common stock for consulting. The Company paid James Hill $5,000 in Common Stock for consulting services.

         Stock-based Compensation and Reimbursed Expenses. The Company paid BJ Walter $70,018 of the Company's Common Stock as compensation under the terms of his employment contract for the third quarter ended October 31, 2004.

         Interest and Financing Fees. The Company incurred interest and financing fees of $321,354 during the third quarter of 2004. These fees and expense came from the arrangement of short term and long term debt and the signing of a Standby Equity Distribution Agreement.

Results of Operations for the Nine Month Ended October 31, 2004.

         The net loss of the Company increased to $(303,670) during the three month period ended October 31, 2004, as compared with a loss of $(41,591) during the same period of 2003, an increase of approximately 1,294%, and was due primarily to the increase in executive and directors compensation, consulting fees and financing fees.

         The following table sets forth certain operating information regarding the Company for the nine months ended October 31, 2004 and 2003:

                                                         Nine Months Ended
                                                             October 31
                                                    ---------------------------
                                                        2003            2004
                                                    -----------     -----------
                                                                    (unaudited)
Revenues ........................................   $         0     $         0
General and administrative expenses .............   $    55,080     $   314,796
Research and Development ........................   $         0     $    24,366
Consulting fees .................................   $         0     $   174,985
Stock-based executive compensation and
         reimbursed expenses ....................   $    20,027     $   691,272
Stock-based consulting fees .....................   $   156,500     $   407,412
Stock-based consulting fees-related party .......   $    97,700     $    22,500
Stock-based patent litigation fees ..............   $         0     $   152,000
Financing fees and interest expense .............   $         0     $   379,569
Net income (loss) ...............................   $  (312,405)    $(2,170,020)
Net income (loss) per share .....................   $      (.01)    $      (.03)


Nine months ended October 31, 2004 compared with nine months ended October 31, 2003

         Revenues. The Company had no revenues during the first nine months of 2004 and 2003, and is in the development stage.

         General and Administrative Expenses. General and administrative expenses increased approximately 471% to $314,796 in the nine month period ended October 31, 2003, from $55,080 in 2003. This increase is principally attributable to increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; and additional SEC filing Expenses and increase in employee salaries and directors fees.

         Research and Development Costs. Research and development costs expenses were $24,366 during the nine months period ended October 31, 2004 compared to $-0- during 2003.

         Consulting Fees. Consulting fees incurred in the operations of the Company increased to $174,985 during the nine month period ended October 31, 2004, from $ 0 during the nine month period of 2003 primarily as a result of payment to Seaway Trading,Inc. for services rendered and to be rendered pursuant to a two year contract.

         Stock-based Executive Compensation and Reimbursed Expenses. Executives of the Company received shares of Common Stock of the Company in lieu of accrued salary and repayment of expenses incurred on behalf of the Company, which shares were valued at $691,272 during the nine months ended October 31, 2004, compared to $20,027 during the first nine month period of 2003.

         Stock-based  Consulting Fees - Related Party.  The Company paid Stephen
A. Zrenda, Esq., a shareholder and legal counsel of the Company, shares of common stock of the Company valued at $22,500 for legal services to the Company, compared to $97,700 paid as stock based consulting fees to various related parties during the first nine month period of 2003.

         Stock-based Patent Litigation Legal Fees. The Company paid attorneys for the Company shares of Common Stock of the Company valued at $152,000 for their fees involving the patent dispute litigation filed by the Company regarding its battery technology. No shares of Common Stock were issued to attorneys during the first nine month period for 2003.

         Results of Operations. The net loss of the Company increased to $(2,170,020) during the nine month period ended October 31, 2004, as compared with a loss of $(312,405) during the same period of 2003, an increase of approximately 595%, and was due primarily to increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; additional SEC filing expenses; additional research and development expenses; additional consulting fees; the market value of the shares of Company's Common Stock issued to pay Lee A. Balak's fiscal year 2003 salary during fiscal year 2004; the market value of the shares of Company's Common Stock issued to Bernard J. Walter pursuant to his employment contract; the market value of the shares of Company's Common Stock issued to the Company's patent litigation counsel to prosecute the civil action described in Legal
Proceedings, Item 1 of Part II, below. The Company incurred significant financing fees in obatiningg proceeds through convertible debentures and a Standby Equity Distribution Agreement.

Capital Expenditures, Capital Resources and Liquidity

         The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                   Nine Months Ended October 31,
                                                    ----------------------------
                                                        2004            2003
                                                    -----------     -----------

Net cash used in operating activities ...........   $(1,000,386)    $   (65,057)

Net cash used in investing activities ...........   $         0     $         0

Net cash provided by financing activities .......   $   700,005     $    30,000


         Capital Expenditures. The Company incurred no capital expenditures for office equipment, office furniture or other fixed assets during the nine-month period ended October 31, 2004.

         Liquidity and Capital Resources. The Company's capital resources have historically been provided by the sale of its Common Stock, the exercise of warrants and options, the conversion of convertible debt, and by short-term loans.

         The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

         At October 31, 2004, the Company had current assets of $87,608, and current liabilities of $293,179, resulting in a working capital deficit of $(205,571).

         Net cash used in operating activities decreased approximately, 437% to $(1,000,386) for the nine months ended October 31, 2004, from $(65,057) for the nine months ended October 31, 2003. The decrease in net cash used in operating activities was due primarily to increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; additional SEC filing expenses; additional research and development expenses; additional consulting fees; the market value of the shares of Company's Common Stock issued to pay Lee A. Balak's fiscal year 2003 salary during fiscal year 2004; the market value of the shares of Company's Common Stock issued to Bernard J. Walter pursuant to his employment contract; the market value of the shares of Company's Common Stock issued to the Company's patent litigation counsel to prosecute the civil action described in Legal Proceedings, Item 1 of Part II, below. The Company also incurred financing fees associated with the convertible debentures.

Item 3.  Controls and Procedures

         The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the President and by the Secretary and Treasurer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended October 31, 2003, and have concluded that the controls and procedures have been and are effective.

         There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item l.  Legal Proceedings

         The Company filed a civil action against Mr. Alvin A. Snaper, a former director and officer of the Company, and against Neo-Dyne Research, Inc.
("Neo-Dyne"), his research and development company, based upon allegations of breach of fiduciary relationship and breach of contract, and seeking an injunction, declaratory relief and the turnover of Company property. Mr. Snaper and Neo-Dyne filed an answer and asserted counterclaims alleging fraud and misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and seeking an injunction and declaratory relief. The litigation involves the ownership and rights to the battery technology and patent rights of the Company. Because the principal business operations of the Company has involved research and development of its battery technology, the rights to continue its research and development activities regarding batteries and its rights to license and market such technology is significantly important to the Company and its future business operations. Presently, the outcome of such litigation is not reasonably possible to fully evaluate and predict; however, settlement discussions are actively being conducted with Mr. Snaper. The Court has ordered that the trial of this lawsuit be commenced on January 31, 2005.

Item 2. Changes in Securities

         During the three month period ended October 31, 2004, the Company issued 500,000 shares of its Common Stock to Hugo P. Pomrehn in consideration for services rendered as a director of the Company.

         During the three month period ended October 31, 2004, the Company issued 500,000 shares of its Common Stock to F. Bryson Farrill in consideration for services rendered as a director of the Company.

         During the three month period ended October 31, 2004, the Company issued 13,650,000 shares of its Common Stock to a group of 10 individual consultants for services rendered

         During the three month period ended October 31, 2004, the Company issued 8,849,558 shares of its Common Stock to Cornell Capital Partners, LP in consideration under the terms of its Securities Purchase Agreement with the Company.

         During the three month period ended October 31, 2004, the Company issued 1,750,439 shares of its Common Stock to Bernard J. Walter in consideration for services rendered as President of the Company under the terms of his employment contract.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               10.      Material Contracts

                        10.1 Employment Contract between the Company and Joey Jung dated October 30, 2004.

                        10.2 Securities Purchase Agreement with Cornell Capital Partners, L.P. dated August 27, 2004 is incorporated herein by reference to exhibit
                                 10.1 in the Form 8-K current report of the Company filed September 2, 2004.

                        10.3 5% Secured Convertible Debenture issued to Cornell Capital Partners, L.P. dated August 27, 2004 is incorporated herein by reference to exhibit 10.1 in the Form 8-K current report of the Company filed September 2, 2004.

                        10.4 Security Agreement with Cornell Capital Partners, L.P. dated August 27, 2004 is incorporated herein by reference to exhibit
                                 10.1 in the Form 8-K current report of the Company filed September 2, 2004.

                        10.5 Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated August 27, 2004 is incorporated herein by reference to exhibit 10.1 in the Form 8-K current report of the Company filed September 2, 2004.

               99.1     Certification of Bernard J. Walter
               99.2     Certification of Bernard J. Walter

(b)   Reports on Form 8-K.

           On September 2, 2004, the Company filed a Form 8-K current report concerning its issuance of a convertible debenture to Cornell Capital Partners, L.P.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Power Technology, Inc.


Date: December 20, 2004             By: /s/ Bernard J. Walter
                                        ------------------------------------
                                            Bernard J. Walter, President and
                                            Chief Financial Officer
                                            and Principal Accounting Officer