Form 10KSB
period 2005-01-31
POWER TECHNOLOGY INC/CN
filed 2005-05-27
CIK 1066978

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

                                     NEVADA
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   88-0395816
                      (I.R.S. Employer Identification No.)


                       109 NORTH POST OAK LANE, SUITE 422
                                HOUSTON, TX 77024
                    (Address of principal executive offices)

                                  713.621.4310
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                               TITLE OF EACH CLASS
                                       N/A

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                       N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of May 25, 2005: Common stock, $.001 par value: $5,435,170

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

The number of shares of the registrant's common stock outstanding as of May 24, 2005: 129,924,358 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ___   No _X_

                               TABLE OF CONTENTS

PART I

Item 1.  Description of Business.............................................  3
Item 2.  Description of Property............................................. 15
Item 3.  Legal Proceedings................................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders................. 16

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............
Item 6.  Management's Discussion and Analysis or Plan of Operations.......... 18
Item 7.  Financial Statements................................................
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................
Item 8A. Controls and Procedures.............................................
Item 8B  Other Information...................................................

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................
Item 10. Executive Compensation..............................................
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................
Item 12. Certain Relationships and Related Transactions......................
Item 13. Exhibits and Reports on Form 8-K....................................
Item 14  Principal Accountant Fees and Services..............................


Financial Statements.........................................................F-1

Signatures...................................................................

Exhibit Index................................................................

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

         The Company is a research and development company. It is engaged in research and development activities regarding batteries for the automotive and electric car industries and pipeline connection technology.

BATTERIES

         The primary business of the Company has been to develop improved technology for batteries to be used in electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric wheelchairs, electric power management, uninterruptible power supply systems, automobiles, aircraft, marine and submarine craft. The Company's battery technology has passed from the "proof of principle" stage. The Company has manufactured preliminary prototype batteries, using methods that would not be practical for economically manufacturing batteries on a commercial scale.

         The goal of the Company has been the development of batteries that (i) are smaller and lighter than conventional batteries which produce the same electrical capacity, (ii) have a higher specific energy density, (iii) have a higher energy efficiency, (iv) have a quicker recharge rate, (v) will be more cost effective, and (vi) will be more environmentally friendly.

          The Company intends to continue its development efforts to be funded in part through licensees and industrial joint venture partners and from the sale of its securities.

         The importance of electric vehicles and hybrid vehicles in the United States and abroad has increased because of concerns regarding air pollution, the price of gasoline, global climactic changes, ozone layer depletion, noise abatement, the price of gasoline, and dependence on imported oil. However, because of the costs and limited range of currently available batteries, the production and sales of electric vehicles has been very limited. There appears to be substantial demand for a high power, durable, high charge/discharge rate battery for electric cars and other hybrid electric vehicles (such as two and three wheeled vehicles that are numerous in Europe and third world countries).

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

BATTERY TECHNOLOGY

         The battery being developed by the Company is an electrochemical battery of the type having a positive plate, a negative plate, an electrolyte contacting and bridging the plates, and a transducer in contact with the plate(s) to apply electronic energy to the plate(s). Each plate is comprised of a rigid metal structure which significantly increases the exposed surface area of the plates for the paste to be in contact. The surface structure of the plates is specially coated with an electrically conductive metal.

GLOSSARY OF TECHNICAL TERMS. Certain technical terms used herein have the following meanings:

Active Material - The constituents of a cell that participate in the electrochemical charge/discharge reactions. This does not include separators, current collectors, and connectors.

Ampere or Amp (A) - The unit of measurement of current flow. One volt placed across a one ohm resistance will cause a current of one Amp to flow. One amp for one hour is called an "amp-hour" or Ah.

Ampere-hour or Ah - A unit of electrical capacity that measures how much energy the battery will store. This is obtained by multiplying the current in amperes by the time in hours of discharge. A battery delivering 5 amperes for 20 hours, delivers 100 Amp Hr of capacity.

Current Collector - A part of an electrode that conducts electrons. It also serves as a structural support for the electrode.

Current Density (mA/cm(2)) - The current per unit of electrode area. It is equal to the charge or discharge current divided by the total geometric area of the positive or negative electrode. Current density is measured in milliamps divided by square centimeter .

Cycle life -The number of times a rechargeable battery can be charged and discharged. One battery cycle includes a charge section and a discharge section.

Deep Cycle Discharge - A qualitative term indicating the withdrawal of a significant percentage of capacity (typically, 80 percent or more)

Electrical Efficiency (%)- The amount of the discharge capacity in amp hours
(Ah) divided by the amount of recharge capacity in (Ah)

Electrode (battery) - the chemically active portions of a battery.

Electrolyte -- The conductive chemical (such as acid), usually fluid or gel, in which the electricity flows within the battery, and which supports the chemical reactions required.

Energy Density - The amount of energy stored per unit volume of a battery. It is measured by the number of watt hours divided by the volume of the battery in liters. (Whr/L)

EV -Electric Vehicle - a vehicle propelled exclusively by an electric drive system powered by an electrochemical energy storage device, typically a rechargeable battery.

HEV- Hybrid Electric Vehicle - a vehicle propelled both by an electrochemical energy storage device coupled to an electric drive and an auxiliary power unit powered by a conventional fuel such as reformulated gasoline, direct injection diesel or compressed natural gas.

PAM - Positive active material, it is the constituents of a cell that participate in the electrochemical charge/discharge reactions. (paste on the positive plate)

Power Density (W/L) the amount of power a battery can delivery per unit volume. It is measured by the number of watts divided by the volume in liters.

SLI battery  - Starting, lighting, and ignition battery

Specific Capacity (Ah/kg) - Capacity per unit weight of active material and/or current collectors. It is measured by the number of amp hours divided by the weight of the battery in kilograms.

Specific Power Density (W/kg) - The amount of power per unit weight of a battery. It is measured by the number of watts divided by the weight of the battery in kilograms.

Specific Surface Area (cm(2)/cm(3)) The effective surface area per unit volume. It is a measure of the number of square centimeters of the surface area divided by the number of cubic centimeters of the object.

Utilization Efficiency (%) - The percentage by weight of the limiting active material present in an electrode that is electrochemically available for discharge at useful voltages. It is equal to the actual capacity (Ah) divided by the theoretical capacity (Ah).

Volt - (V) - The unit of measurement of electrical potential.

Watt - (W) - A measurement of total power. It is amperes multiplied by volts. One horsepower equals about 750 watts.

Watt-hours or kilowatt-hours (kWh) is the number of watts times the number of hours.

Electrochemical batteries typically include a pair of oppositely charged plates (positive and negative) with electrolyte to convey ions from one plate to the other when the circuit is completed.

         Conventional lead-acid batteries typically use lead molded into a grid pattern as a current collector. The surface area of a conventional lead current collector is approximately 4.6 cm(2) per cm(3) The Company's battery employs a high specific surface area, 18 cm(2) per cm(3), open-cell, reticulated vitreous carbon electrode structure coated with a lead-tin alloy to advance the reliable lead-acid chemistries to new performance levels by significantly increasing the utilization efficiency of PAM.

         Because the capability of a battery is directly related to the surface area of its current collectors which are in contact with paste, their capability is usually enhanced by sculpting their surfaces to increase and open up their surface areas. The Company's technology further increases the surface areas of the plates without compromising their strength or resistance to vibration, erosion and loss of material. The Company's technology also increases the energy density for both the weight and size of the battery. The size of the Company's battery is significantly reduced compared to a traditional lead-acid battery of the same amp-hour capacity.

         The Company's preliminary prototype batteries were independently tested by B C Research, Inc of Vancouver Canada, by the Long-Yuan Shuang-Deng battery company of China and by the Catella Generics Centre of Battery Technology ("Catella') in Sweden.

         The test report from Long-Yuan Shuang-Deng battery manufacture states that the positive active material utilization efficiency of the Company battery was 63% as compared to the conventional lead acid battery's 35%.

         The Catella report concluded that the Company's battery gives improved properties to lead-acid batteries. Catella's report says:

         "The electrochemical utilization of the paste mass is considerably improved with the reticulated structure plates in lead-acid batteries. We have recorded an increase in the area specific capacity withdrawn by about 90 % in the current range 3 to 100 mA/cm(2). The plate weight is lower, by 20-25% for the positive and 45-50% for the negative, and the area larger, by about 30% for the positive as well as the negative, for the conventional plates used for comparison."

         The following table shows part of the data summary in Catella test report. The test was to compare the performance of the Company's reticulated plates and conventional lead-acid battery grids. The test was carried out with single two volt cell arrangement which comprising two negative plates and one positive. Single cell testing is a common practice used by battery manufactures in the research stage for concept proofing and prototype testing.

----------------------------------------------------------------------------------
                          the Company Battery     Conventional Lead-Acid Battery
----------------------------------------------------------------------------------
Cut Off Voltage (V)              1.75                          1.75
----------------------------------------------------------------------------------
Capacity (Ah)                    21.7                          12.5
Amp hours
----------------------------------------------------------------------------------
PAM Efficiency (%)                67                            38
----------------------------------------------------------------------------------

                     Catella Research Laboratory Test Report

         The Company's proprietary reticulated-structure battery has been independently proven to provide performance characteristics (most notably, high specific energy density) that are suitable to pure electric vehicles such as the neighborhood electric vehicle (NEV). The Company believes its lead-acid battery technology has the following advantages over conventional lead acid battery:

1. The reticulated grid offers up to four times higher effective surface area per unit volume as compared to a typical molded lead current collector grid used in conventional lead-acid batteries. The higher surface area and the shortened distance between the Company's current collector wires and the active material particles, generate a higher utilization efficiency of the active material which is a key parameter for the improvement of the lead-acid battery.

2. The weight per unit volume of the reticulated grid, depending on the lead-alloy coating thickness, can be as much as two to four times lower than for a conventional grid. Thus, significant savings in battery weight can be achieved. As a result of that, weight saving of the Company's battery plates for equivalent power delivered is 40% to 50% lighter than a conventional lead-acid battery. Fewer and lighter plates mean the Company battery is 30% to 50% smaller and lighter, compared to a regular lead-acid battery.

3. An increase of the active material utilization efficiency improves the specific energy. In electric vehicles the specific energy is directly correlated with the driving range. As a rule of thumb, a 50% improvement in specific energy increases the driving range of an electric vehicle by about 74%.

4. The reticulated structure increased the utilization efficiency by up to 65%. This increase coupled with the weight reduction, resulted in a specific energy increase of up to 60% versus a conventional lead-acid battery equipped with book-mould grid.

5. The cycle life of the Company reticulated battery was tested with deep cycle discharge protocol. Cycling results at a one-hour discharge rate showed the battery last 700 cycles before the battery could not be recharged to 80% of the rated specific capacity.

6. The amount to time required to fully recharge Company battery is significantly less than conventional lead acid battery. AccelRate Power Systems Inc., formerly Key Capital Group, (www.keycapital.net) manufactures battery chargers and tested the Company prototype. AccelRatre reported that with its battery charger, the Company's battery can be fully recharged in
     2.5 hours compared to a conventional lead-acid battery that takes 6-8 hours. AcceRate's test report also shows there is insignificant temperature rise when charging as compared to a conventional lead-acid battery whose temperature rise under charge is significant.

         The Company is unaware of any competitor which uses technology similar to its own for current collectors in lead acid batteries.

PILOT PLANT

         The Company intends to design and construct a pilot plant capable of manufacturing the Company's current collectors in commercial quantities for use in lead acid batteries. The manufacturing process will include manufacturing the reticulated vitreous carbon foam plates, casting a top frame and tab on the individual reticulated vitreous carbon foam plates, depositing the lead tin alloy on the reticulated vitreous carbon foam plate by electroplating, casting side and bottom frames on the individual reticulated vitreous carbon foam plates, applying battery paste onto the individual reticulated vitreous carbon foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. The Company believes that the manufacturing process and machinery necessary for insertion of the Company's current collector into a battery case and completing the manufacturing of the Company's battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

         The Company has engaged in discussion, planning, and negotiations with an engineering firm which specializes in manufacturing reticulated vitreous carbon foam and other advanced materials. This firm has provided the Company with a written proposal to provide the Company with the equipment, materials, and processes to manufacture reticulated vitreous carbon foam plates suitable for current collectors. Wirtz Manufacturing Company, Inc., a company which designs and builds equipment used in the manufacturing of lead-acid batteries, has built the Company a prototype mold assembly machine to cast the top frame and tab onto the uncoated reticulated vitreous carbon electrode plates. The Company has engaged in discussion, planning, and negotiations with an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment. This firm has provided the Company with written proposals to construct various machines and systems for lead-tin electroplating of its reticulated vitreous carbon foam plates.

         The Company's lead acid battery is not yet commercially successful because Company has not yet designed and built the equipment necessary to manufacture its batteries in commercial quantities. Reticulated vitreous carbon current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. The Company's battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

         The Company believes that it will be able to design and build a pilot plant capable of manufacturing its current collectors cost effectively in commercial quantities; however, further design and engineering are necessary before a pilot plant can be built. The issues related to the successful commercial production of the Company's current collectors and its battery include: whether it can manufacture reticulated vitreous carbon plates economically in mass produced commercial quantities; whether it can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether it can economically electroplate the lead-tin alloy onto the reticulated vitreous carbon plates uniformly and consistently in mass produced commercial quantities; whether it can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether it can adapting the existing battery plate pasting equipment to paste lead-tin coated reticulated vitreous carbon current collectors in economically in mass produced commercial quantities. There can be no assurance that the Company can manufacture its current collectors or batteries cost effectively on a commercial scale. Assuming the Company obtains the financing and capital required to construct a pilot plant, the Company believes and anticipates that its pilot plant can be completed and it can begin manufacturing current collectors by December 31, 2005. There can be no assurance that this will occur.

         There can be no assurance that the Company can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

         Preliminary testing by the Company indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. Its discussions with various manufacturers lead the Company to believe that there would be a significant demand for its battery, if it can be manufactures economically on a commercial scale. The Company also believes its battery has a number of applications such as electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric power management, uninterruptible power supply systems, aircraft, marine, and submarine craft and for starting batteries for automobiles. The Company is designing various prototype batteries for such applications.

PROTOTYPE BATTERIES

         The Company is preparing to produce prototype versions of its battery that will be built in a variety of configurations using methods that the company anticipates will be practical for economically manufacturing batteries on a commercial scale. The Company has entered into an agreement with ERG Materials and Aerospace Corporation to provide the Company with 5000 reticulated vitreous carbon electrode plates for use as current collectors in the manufacture of prototype batteries and the Company has taken delivery of 1000 reticulated vitreous carbon electrode plates and an additional 500 reticulated vitreous carbon plates have been manufactured and are ready to be shipped to the Company. The number of reticulated vitreous carbon electrode plates used as current collectors in a single battery will vary depending on the type, size and amp hour capacity of a battery. The Company has entered into an agreement with Wirtz Manufacturing Company, Inc. to build a prototype mold assembly to cast the top frame and tab onto the uncoated reticulated vitreous carbon electrode plates. Wirtz Manufacturing Company, Inc. has built the prototype mold assembly machine and successfully cast the top frame and tab on uncoated reticulated vitreous carbon electrode plates. The top frame and tab must be cast on the reticulated vitreous carbon electrode plates before the lead tin alloy can be deposited on them by the electroplating process. The Company is negotiating with various companies to deposit the lead-tin alloy on the reticulated vitreous carbon electrode plates by the electroplating process. Wirtz Manufacturing Company, Inc. has provided the Company with a written proposal to build a prototype frame assembly machine to cast the side and bottom frames onto the reticulated vitreous carbon electrode plates once the lead tin alloy has been applied. Based on its investigation of existing battery current collector pasting machines, and discussions with equipment manufactures and battery manufacturers, the Company believes that it will be able to use existing pasting machines, with some modifications, to apply battery paste to its current collectors. Further engineering is necessary before the prototype batteries can be manufactured. The Company previously anticipated that it would be able to manufacture some prototype batteries during its first fiscal quarter of 2005; however it has not done so. The Company has sufficient current collectors which have been electroplated and framed to be able to manufacture two 25 amp hour 12 Volt prototype batteries. The Company is in the process of determining the most economical and practical method of manufacturing prototype batteries for industry evaluation pending the completion of the design and construction its pilot plant. The Company has had discussions and negotiations with and proposals from various firms it believes are capable of electroplating the reticulated vitreous carbon electrode plates that have been and are being manufactured by ERG Materials and Aerospace Corporation. The Company is awaiting receipt of additional electroplating proposals to provide the electroplating before it decides how many prototype batteries it will produce and when it will produce them. Once the Company has manufactured and pasted its current collectors, the Company intends to employ an established battery maker to complete the manufacturing of its prototype batteries.

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

         The Company believes that the principal competitive factors affecting its market include features such as functionality, weight, adaptability, ease of use, product reputation, quality, price, performance, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it will compete favorably with respect to such factors, there can be no assurance that the Company can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, and support, technical and other resources than the Company.

PIPELINE CONNECTION TECHNOLOGY

         The Company has conducted research and development operations regarding its patented pipeline connection technology. The Company has been developing equipment designed to join large diameter pipe utilizing magnetic pulse methods, a cold form method joining a metal sleeve around the ends of two abutting pipes.

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

         This pipeline connection technology is particularly useful for joining oil and gas pipelines, oil and gas well casings, and other large pipe connections such as those at refineries, chemical plants and other industrial operations. Because arc welding or other forms of extreme heat are hazardous, which are avoided by the Company's technology, there are substantial advantages in safety, avoidance of property damage, and avoidance of micro-cracks that can form splits and rupture under stress. The cold magnetic impulse method creates a uniform joint connection between pipes. The process is significantly faster than arc welding, requires less operator skill than welding, and avoids costly and complicated post-welding inspections. The magnetic impulse method also has the advantage that it can be performed in the field in any weather condition.

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

         The Company's pipeline connection technology will require additional development, design, engineering, fabrication of machinery, testing, and evaluation before a field unit capable of joining large diameter pipe can be manufactured and delivered to potential customers. The Company has not made the decision to discontinue its research and development activities regarding patented alloy sensor technology; however, during the year ended January 31, 2005, no research and development activities regarding patented alloy sensor technology were conducted, due to lack of funding and a decision by the Company to concentrate primarily on developing its battery technology.

ALLOY SENSOR TECHNOLOGY

         The Company was previously researching and developing its patented alloy sensor technology as a permanently installed water detection device to check for the presence of water in storage tanks, fuel tanks and other systems. The Company has made the decision to discontinue its research and development activities regarding patented alloy sensor technology due to lack of funding and a decision to concentrate primarily on its battery technology.

RESEARCH AND DEVELOPMENT

         Mr. Joey Jung became Chief Technology Officer of the Company effective November 26, 2004. Mr. Jung is a co-inventor of the Company's battery technology and is primarily responsible for the Company's research and product development.

         Research and development efforts have been directed to designing a pilot plant capable of manufacturing the Company's current collectors in commercial quantities for use in lead acid batteries, developing various methods and processes to manufacture the current collectors for use in the Company's batteries and improving the performance and expanding the capabilities of its prospective products. Although the Company expects that certain of its products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties or retain consultants.

         There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce its new products or enhancements, the Company's business, financial condition or results of operations will be adversely affected.

PROPRIETARY RIGHTS AND LICENSING

         The Company's success is dependent upon proprietary technology. The Company will rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. In addition to its patents, the Company seeks to protect its products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company owns the rights to U.S. Patent 6,060,198, which is titled "Electrochemical Battery Structure and Method." Patent 6,060,198 was filed on May 29, 1998, was issued on May 9, 2000 and provides patent protection until May 28, 2018. This patent covers the basic invention of a metal battery plate comprised of rigid elongated tendrils that form a conductive structure with substantial additional surface area that is exposed to a battery. Thus, battery performance is markedly improved since a battery's capacity to deliver electrical current is a straight-line function of the amount of plate surface area in contact with the electrolyte. The Company also owns the rights to national patent applications deriving from International Patent Application Number PCT/US02/30607 filed September 25, 2002 at the World Intellectual Property Organization under the Patent Cooperation Treaty, titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery. This patent application offers improved battery technology by disclosing a vitreous carbon substrate coated with a metallic alloy as a substitute for the porous metal battery plate, thereby reducing a battery's weight and improving its cycle life. The Company has filed patent applications on the technology in strategic locations that include the United States, Canada, Japan, China, and Australia and has also filed a European regional patent application for the same technology. In addition, the Company owns the rights to U.S. Patent Application Serial Number 11/048,104 titled Method of Manufacture of a Battery and Current Collector, which covers an improved process of manufacturing a battery with a vitreous carbon substrate. The Company owns the rights to U.S. Patent 5,442,846 which is titled "Procedure and Apparatus for Cold Joining of Metallic Pipes." Patent 5,442,846 was filed on September 23, 1993, was issued on August 22, 1995, and provides patent protection until September 22, 2013.

FORWARD-LOOKING STATEMENTS

         This Form 10K-SB contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipates", "intends", "plans", "will", "believes", "seeks", and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this Form 10-KSB might not occur. These risks and uncertainties include, among others, those described in "Risk Factors" and elsewhere in this Form 10-KSB. You are cautioned not to place under reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-KSB. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The reader is cautioned not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below. The Company undertakes no obligation to release publicly revisions made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this Form 10KSB, our annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

EMPLOYEES

         As of January 31, 2005, the Company had two (2) full-time employees, one of whom was engaged in product research and development. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

CONSULTANTS

         On January 14, 2004, the Company entered into a consulting contract with an individual to provide scientific and marketing services for a period of one year. The Company issued 800,000 shares of its common stock valued at $30,000 pursuant to the terms of the consulting contract.

         On April 19, 2004 the Company entered into a consulting agreement with SeaWay Trading, Inc. for a period of two years with a monthly payment to Seaway of $15,000. In May of 2004 the Company issued 5,000,000 shares of the Company's common stock as payment of twelve monthly payments due SeaWay Trading, Inc. On August 18, 2004 the Company entered into an amendment to the consulting agreement, pursuant to which the Company issued 5,000,000 shares of the Company's common stock as full and final payments of all monthly fees and benefits due SeaWay for services rendered and to be rendered pursuant to the two year contract.

         On April 15, 2004, the Company entered into a consulting contract with an individual to provide general business strategic consulting and management advisory services. The Company agreed to pay the sum of $5,000 per month in cash or equity for a period of 12 months. The Company also agreed to issue warrants for the right to purchase up to 5,000,000 shares of the Company's common stock exercisable at $0.01 per share. The warrants were to expire April 15, 2006. As of September 28, 2004, the Company had issued 3,250,000 shares of its $0.001 par value common stock pursuant to the terms of the consulting contract. On September 28, 2004, the Company agreed to pay the consultant, in lieu of the $45,000 unpaid and due for the remainder of the contract term, as his fee, and as consideration for services provided, 8,150,000 shares of the Company's common stock. Additionally the consultant specifically surrendered and waived his right to exercise his warrants to purchase up to 5,000,000 shares of the common stock of the Company up to 5,000,000 shares of the Company's common stock exercisable at $0.01 per share.

         On May 4, 2004, the Company entered into a consulting contract with an individual to provide marketing and operation development services in Russia. The Company issued 1,100,000 shares of its common stock pursuant to the terms of the consulting contract.

         On June 30, 2004, the Company entered into a consulting contract with Mr. Lee Balak, former President of the Company, wherein Mr. Balak resigned his position as President of the Company, and was retained as a consultant to provide information, evaluation and consulting services to the Company for consideration totaling $5,000 cash per month for a period of six months.

         On December 30, 2004, the Company entered into a consulting contract with an individual to provide, for a one year period, general business strategic consulting and management advisory services. The Company agreed to pay the consultant $5,000 per month in cash or equity for a period of twelve months. The consultant also agreed to provide the Company office space, telecommunication equipment, secure high speed internet access, and copying equipment for Company's use during January of 2005 at 1770 St. James Place, Suite 115, Houston, Texas 77056 and for the remaining term of the agreement at 109 North Post Oak Place, Suite 422, Houston, Texas 77024. The Company also agreed to issue to the individual warrants for the right to purchase up to 1,250,000 shares of the Company's common stock exercisable at $0.04 per share. These warrants were to expire January 3, 2006. On April 19, 2005, the individual exercised the Warrants and purchased 1,250,000 shares of the Company's common stock at $0.04 per share.

BANKING ARRANGEMENTS

         The Company has no banking arrangements for a line of credit or other borrowings to finance the Company. The Company intends to rely primarily upon equity financing and joint ventures to finance its operations.

RISK FACTORS

IF THE COMPANY'S PRODUCTS AND SERVICES DO NOT BECOME WIDELY USED IN INDUSTRY, IT IS UNLIKELY THAT THE COMPANY WILL BE PROFITABLE.

         Compared to other technologies, the Company's technologies are new and unproven, and the use of The Company's technology by other companies is limited. In addition, the company has a very limited history of offering the Company's products and services. It is uncertain whether new customers, if any, will use these products and services. In order to be successful, the Company's products and services must meet the requirements of the industry involved in each product, and the company must convince potential customers to use the Company's products and services instead of competing technologies. Market acceptance will depend on many factors, including the Company's ability to: convince potential customers that the Company's technologies are attractive alternatives to other technologies; manufacture products and conduct services in sufficient quantities with acceptable quality and at an acceptable cost; convince potential customers to purchase the Company's products and services from the Company rather than developing them internally; and place and service sufficient quantities of the Company's products. Because of these and other factors, the Company's products and services may not gain market acceptance.

GOING CONCERN QUALIFICATION BY AUDITORS

         The accountants' reports of the independent certified public accountants of the Company for fiscal years 2005, 2004, and 2003 express a going concern qualification by the auditors. The Company has had recurring operating losses for the past several years which raise substantial doubts about its ability to continue as a going concern. See Independent Auditor's Report(s),
Note 2 to the Consolidated Financial Statements of the Company, and Management's Discussion and Analysis or Plan of Operation - Plan of Operation and -Uncertainties". The Company had no revenue during its last fiscal year. The Company has no commercial product. The Company has no customers who have agreed to purchase its products. The Company has minimal cash. The Company does not own the equipment necessary to manufacture its products. The Company's success is dependent on its raising additional capital.

THE COMPANY MAY DEPEND ON THIRD-PARTY PRODUCTS AND SERVICES, AND SOLE OR LIMITED SOURCES OF SUPPLY TO MANUFACTURE SOME COMPONENTS OF THE COMPANY'S PRODUCTS.

         The Company may rely on outside vendors to manufacture and process many of the components and subassemblies used in the Company's products, including manufacturers of reticulated vitreous carbon foam and electroplating processors. Some of these components, processors, and subassemblies may be obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or limited group of suppliers in particular, involves several risks, including: the inability to obtain an adequate supply of required components at a reasonable price due to manufacturing capacity constraints; a discontinuance of a product by a third-party manufacturer or other supply constraints; including reduced control over quality and pricing of components; and delays and long lead times in receiving materials from vendors.

THE COMPANY MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

         The Company has incurred operating and net losses and negative cash flow from operations since its inception. As of January 31, 2005, the Company had an accumulated deficit of $11,523,149. For the years ended January 31, 2005 and 2004, the Company had net losses of $(2,241,852) and $(317,238) respectively. The Company may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, the acquisition of capital assets, acquisitions of complementary businesses and technologies and expansion of the Company's sales and marketing capabilities. The Company may not be able to achieve or maintain profitability. Moreover, if it does achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

THE COMPANY'S SUCCESS WILL DEPEND ON THE COMPANY'S ABILITY TO ATTRACT AND RETAIN EXPERIENCED SCIENTISTS AND SALES PERSONNEL.

         The Company's future success will depend to a significant extent on The Company's ability to attract, retain and motivate highly skilled scientists and sales personnel.

         The Company's ability to enter into new engagements and provide additional services to customers depends, in large part, on the Company's ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in technology and sales personnel who are highly motivated. The Company believes that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services it offers. The Company competes with other contract research companies and academic institutions for new personnel. In addition, the Company's inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel.

         The Company may not be successful in attracting new scientists or sales personnel or in retaining or motivating the Company's existing personnel.

THERE IS A THIN MARKET FOR THE COMPANY'S STOCK AND ITS PRICE IS VOLATILE

         The Company's common stock is traded on the Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PWTC. The Company is aware that there is a thin market for its common stock, that there are frequently few shares being traded and that any sales activity may significantly impact the market price.

FUTURE SALES OF THE COMPANY'S COMMON STOCK MAY DEPRESS THE COMPANY'S STOCK
PRICE.

         The Company entered into material agreements with Cornell Capital Partners, L.P. ("Cornell") described below in more detail in Item 6. Management's Discussion and Analysis of Plan of Operation. The Company entered into an Amended and Restated Securities Purchase Agreement effective May 10, 2005 and other related agreements with Cornell Capital Partners, L.P. ("Cornell") regarding the issuance of a 5% secured convertible debenture in the principal amount of $514,567 (the "Amended Debenture"). The Amended Debenture issued to Cornell by the Company and the accrued interest thereon are convertible into the common stock of the Company at anytime until repayment of the Amended Debenture at the price equal to $0.036 per share. The Company intends to file a registration statement with the SEC registering the resale of the approximately 14,300,000 of the shares of common stock of the Company that may be issued to Cornell upon the conversion of the Amended Debenture into the common stock of the Company. On May 10, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell, which entitles the Company to issue and sell its common stock to Cornell up to an aggregate of $5,000,000 from time to time during a certain period beginning on the effective date of a registration statement contemplated by the SEDA. Before the Company may issue and sell its common stock to Cornell, the Company must have an effective registration statement on file with the SEC registering the resale of the shares of common stock that may be issued and sold to Cornell. Once the registration statement is effective, upon written notice from the Company, Cornell is committed to purchase common stock of the Company at a purchase price equal to 97% of the then current market price. Market price is defined to mean the lowest closing bid price for the common stock during a pricing period beginning on the date following the notice from the Company and ending on the fifth consecutive trading day thereafter.

         The Company engaged Newbridge Securities Corporation as its exclusive placement agent for its sale of common stock to Cornell under the terms of a Placement Agent Agreement. The Company is obligated to issue to Newbridge Securities Corporation 442,477 shares of common stock. Newbridge Securities Corporation is entitled to "piggy-back" registration rights with respect to these sahres Placement Agent's Shares, which shall be triggered upon registration of any shares of common stock by the Company pursuant to the Cornell Registration Rights Agreement.

         The Company cannot predict the actual number of shares of common stock that will be issued pursuant to the SEDA, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the Company has not determined the total amount of advances it intends to draw. Nonetheless, the Company can estimate the number of shares of its common stock that will be issued using certain assumptions. Assuming the Company drew down the entire $5,000,000 available under the SEDA in a single advance (which is not permitted under the terms of the SEDA and the purchase price were equal to $0.05 per share, then the Company would issue 100,000,000 shares of its common stock to Cornell. These shares would then represent 42.4% of the Company's outstanding common stock upon issuance. All of the registered shares sold to Cornell would be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by the Company's "affiliates", as defined in Rule 144 of the Securities Act. The market price of the Company's common stock could decline as a result of sales of substantial amounts of the Company's common stock in the public market during and after the registration statement relating to the Cornell transactions becomes effective. As of January 31, 2005, there were 65,847,854 shares of common stock then outstanding as "restricted securities" as defined in Rule 144 which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

FUTURE SALES OF THE COMPANY'S COMMON STOCK WILL RESULT IN DILUTION OF THE PRESENT SHAREHOLDERS' PERCENTAGE OWNERSHIP OF THE COMPANY AND COULD RESULT IN A CHANGE OF CONTROL

         The issuance of the Company's common stock pursuant to the Standby Equity Distribution Agreement will dilute the percentage of the ownership of the Company by the current shareholders. A change in control of the Company could occur as the result of a dilution of the percentage of the ownership of the Company by the existing largest shareholders.

ITEM 2.    DESCRIPTION OF PROPERTY.

         The Company is currently provided with executive offices located at 109 North Post Oak Lane, Suite 422, Houston, Texas 77024 pursuant to a Consulting Agreement with Timothy J. Connolly. The use of the approximately 500 square feet of office space includes the use of telecommunication equipment, secure high speed internet access, conference room, and copying equipment. In exchange for approximately five hours of consulting services per month by the Company's chief technology officer to Mag Power Systems, Inc., a fuel cell technology development company, the Company has a month to month tenancy and the use of approximately 300 square feet of private office space and the laboratory within Mag Power Systems, Inc.'s office at Suite 360, 6165 Highway 17Delta, BC, V4K 5B8 Canada. The Company believes that its current facilities are adequate for its needs through 2005, and that should it be needed, suitable additional or alternative space is expected to be available in the future on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS.

            The Company filed a civil action against Mr. Alvin A. Snaper, a former director and officer of the Company, and against Neo-Dyne Research, Inc. ("Neo-Dyne"), his research and development company, based upon allegations of breach of fiduciary relationship and breach of contract, and seeking an injunction, declaratory relief and the turnover of Company property. Mr. Snaper and Neo-Dyne filed an answer and asserted counterclaims alleging fraud and misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and seeking an injunction and declaratory relief. The litigation involved the ownership and rights to the battery technology and patent rights of the Company. The Company entered into a Mutual

Settlement and Release Agreement with Mr. Snaper and Neo-Dyne on January 6, 2005, pursuant to which the parties compromised and settled the claims and counterclaims at issue in the litigation. Pursuant to the Settlement Agreement, Mr. Snaper assigned to the Company his entire right, title and interest throughout the world in the inventions and improvements encompassed by U.S. Patent Number 10/809,791, International Patent Application Number PCT/US02/30607 and United States Patent 6,060,198. The Settlement Agreement includes a "share lockup agreement" for a period of one-year during which Snaper will not be permitted to sell or transfer ownership of any of his 664,155 shares of common stock of the Company. Mr. Snaper released the Company, its present and former officers and directors, including F. Bryson Farrill, Hugo P. Pomrehn, and Lee Balak of all claims that were asserted or that could have been asserted by Snaper and Neo-Dyne in the litigation. The Company paid Alvin Snaper $20,000 to settle the dispute and released Snaper and Neo-Dyne claims that were asserted or that could have been asserted in the litigation. The Company also entered into an agreement with Lee A. Balak, a former director and officer of the Company, on January 10, 2005, pursuant to which the Company released Mr. Balak of all claims it may have against Mr. Balak which are related to any act that Mr. Balak did or failed to do in his capacity as an officer or director of the Company. Pursuant to the Agreement, Mr. Balak agreed to surrender to the Company his ownership of 4,000,000 shares of the common stock of the Company and Mr. Balak waived all ownership right, title, or interest in those shares. Following his surrender of those shares, Mr. Balak will own 23,657,483 shares of the common stock of the Company and Mr. Balak agreed that the Share Lockup Agreement of paragraph 9 of the Consulting Services Agreement dated June 30, 2004, between the Company and Mr. Balak, shall remain in full force and effect. The Company agreed to pay the balance due on its certain line of credit Promissory Note dated May 21, 2004, payable to the order of Corporate Strategies, Inc., in the original principal sum of $100,000 ("the Promissory Note") which was secured by the pledge by Mr. Balak of 27,157,483 of his shares of common stock of the Company and to deliver to Mr. Balak 23,157,483 of those shares of the common stock of the Company. The Company paid the Promissory Note. The Company has physical possession of a share certificate issued to Lee Balak, evidencing ownership of 23,285,483 shares of fully paid and non-assessable shares of common stock of the Company. The Company is awaiting receipt from Mr. Balak of an Irrevocable Stock Power to tender to the Company's Stock Transfer Agent to effectuate the surrender by Mr. Balak to the Company the 4,000,000 shares of common stock of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

General

         The common stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol "PWTC".

Common Stock

         The Company's Articles of Incorporation authorize 750,000,000 shares of Common Stock, $.001 par value. As of January 31, 2005, the Company had 125,880,201 shares of common stock, $.001 par value, that were issued and outstanding, which were held by 145 stockholders of record.

Preferred Stock

         The Company's Articles of Incorporation authorize 1,000,000 shares of Preferred Stock, $.01 par value. As of January 31, 2005, the Company had no shares of its Preferred Stock issued and outstanding.

Options and Warrants

         As of January 31, 2005, the Company had issued warrants to purchase 13,240,000 shares of the common stock of the Company at exercise prices ranging from $.021 to $.10 per share.

         Warrants to purchase 10,000,000 of the 13,240,000 shares of the common stock of the Company expired without being exercised on March 24, 2005. Warrants to purchase 490,000 shares of the common stock of the Company were exercised pursuant to a "cashless exercise" clause which resulted in the issuance of 269,157 shares of the common stock of the Company on February 2, 2005. Warrants to purchase 1,250,000 shares of the common stock of the Company at $.04 per share were exercised on April 18, 2005.

         As of January 31, 2005 the Company had an outstanding stock option to purchase 100,000 shares of the common stock of the Company at an exercise price of $ 0.005 per share.

REGISTRAR AND TRANSFER AGENT

         The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

MARKET PRICE

         The following table sets forth the range of high and low bid prices per share of the common stock of the Company for the periods indicated.

                                          High Closing       Low Closing
                                         Bid Prices (1)     Bid Prices (1)
                                         --------------     --------------
Year Ended December 31, 2002

         1st Quarter .................        $ .44             $ .25
         2nd Quarter .................        $.36              $.16
         3rd Quarter .................        $.27              $.085
         4th Quarter .................        $.13              $.07

Year Ended December 31, 2003

         1st Quarter .................        $.125             $.05
         2nd Quarter .................        $.071             $.045
         3rd Quarter .................        $.066             $.02
         4th Quarter .................        $.03              $.015

Year Ended December 31, 2004

         1st Quarter .................        $.06              $.04
         2nd Quarter .................        $.038             $.0158
         3rd Quarter .................        $.035             $.016
         4th Quarter .................        $.048             $.025

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the prices per share during the periods being presented although it is aware that there is a thin market for the common stock, that there are frequently few shares being traded and that any sales activity significantly impacts the market.

         The closing bid price of the common stock of the Company on May 25, 2005, was $.08 per share.

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

SALE OF UNREGISTERED SECURITIES

         During December 2004, the Company issued 300,000 shares of restricted common stock to Hugo P. Pomrehn, a Director of the Company, as director's fees in reliance upon Section 4(2) of the Securities Act of 1933.

         During December 2004, the Company issued 300,000 shares of restricted common stock to F. Bryson Farrill, a Director of the Company, as director's fees in reliance upon Section 4(2) of the Securities Act of 1933.

         During January 2005, the Company issued 190,576 shares of restricted common stock to Bernard J. Walter, Director, President, Treasurer and Secretary of the Company, as compensation in reliance upon Section 4(2) of the Securities Act of 1933.

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

         Power Technology, Inc. (the "Company"), and a Nevada corporation, was incorporated on June 3, 1996.

         The Company is in the development stage of designing and producing its batteries and other products. The Company is preparing to produce prototype versions of its battery to be built in a variety of sizes, amp hour capacities and configurations using methods that the company anticipates will be practical for economically manufacturing batteries on a commercial scale. The Company is in the process of designing a pilot plant capable of manufacturing its reticulated vitreous carbon, lead-tin alloy current collectors. The Company has not commenced any commercial production or sales of its batteries or pipeline connection equipment.

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

YEAR ENDED JANUARY 31, 2005 COMPARED TO 2004

         The following table sets forth certain operating information regarding the Company:

                                            Year Ended             Year Ended
                                          January 31, 2005      January 31, 2004
                                          ----------------      ----------------

Revenues                                    $         0            $       0
General and administrative expense          $   292,069            $  58,878
Research and development                    $     2,595            $       0
Consulting fees                             $    46,671            $ 156,500
Stock-based executive compensation
and reimbursed expense                      $   909,895            $       0
Stock-based consulting fees                 $   789,680            $       0
Stock-based legal fees                      $    20,500            $       0
Stock-based patent litigation fees          $   152,000            $       0
Interest expense-related party              $    22,006            $       0
Financing fees                              $   109,126            $       0
Impairment of long lived assets             $    55,000            $       0
Net income (loss)                           $(2,421,852)           $(350,046)

Net income (loss per share)                 $      (.03)           $    (.01)

REVENUES

         Total revenues for fiscal years 2005 and 2004 were $0 and $0, respectively, as the operations of the Company continued to be focused on research and development. To date, the Company has not established any commercial products nor commenced any commercial production operations.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $58,878 in fiscal year 2004 to $292,069 in the fiscal year ended January 31, 2005, an increase of approximately 496%. This increase is principally attributable to payment of $99,500 in salaries in the fiscal year ended January 31, 2005 compared to $0 in the fiscal year ended January 31, 2004; increased bookkeeping and auditors fees; legal fees for filing patent applications in various countries; additional SEC filings expenses; increases in litigation expenses relating to the Company's patent dispute litigation; and the payment of directors fees of $18,000 in the fiscal year ended January 31, 2005 compared to $0 during the fiscal year ended January 31, 2004.

CONSULTING FEES

         Consulting fees incurred in the operations of the Company, decreased to $46,671 during the fiscal year ended January 31, 2005, compared to $156,500 during the fiscal year ended January 31, 2004.

STOCK BASED EXECUTIVE COMPENSATION AND REIMBURSED EXPENSES

         Lee Balak, a former president of the Company, received shares of common stock of the Company in lieu of a salary and repayment of expenses incurred on behalf of the Company, valued at $576,254, during the fiscal year ended January 31, 2005, compared to $0 during the during the fiscal year ended January 31, 2004. Bernard J. Walter, an executive of the Company, received as compensation, shares of common stock of the Company, valued at $272,641during the fiscal year ended January 31, 2005, compared to $0 during the during the fiscal year ended January 31, 2004. Hugo Pomrehn, a director of the Company, received shares of common stock of the Company valued at $30,500 as director's fees during the fiscal year ended January 31, 2005, compared to $0 during the during the fiscal year ended January 31, 2004. F. Bryson Farrill, a director of the Company, received shares of common stock of the Company valued at $30,500 as director's fees during the fiscal year ended January 31, 2005, compared to $0 during the during the fiscal year ended January 31, 2004.

STOCK BASED CONSULTING FEES

          Stock based consulting fees increased to $789,680 during the fiscal year ended January 31, 2005,compared to $0 during the during the fiscal year ended January 31, 2004 due to consulting fees incurred for scientific advisory services; for services relating to establishing various possible business combinations with established foreign and domestic battery manufacturers; for services in connection with protecting the proprietary technology of the Company; for services relating to marketing and operational development services in Russia; and for services in providing general business strategic consulting, management advisory service, internet traffic engineering services and website enhancement services.

STOCK BASED PATENT LITIGATION FEES

         The Company issued shares common stock valued at $152,000 to the Company's patent litigation attorneys as legal fees for professional services rendered in fiscal year ended January 31, 2005 compared to $0 in fiscal year ended January 31, 2004.

NET LOSS

         The net loss of the Company increased to $(2,421,852) during the fiscal year ended January 31, 2005, as compared with a loss of $(350,046) during the fiscal year ended January 31, 2004, an increase of approximately 692%. This increase is principally attributable to: payment of $88,500 in salaries in the fiscal year ended January 31, 2005 compared to $0 in the fiscal year ended January 31, 2004; increased bookkeeping and auditors fees; legal fees for filing patent applications in various countries; additional SEC filings expenses; increases in litigation expenses relating to the Company's patent dispute litigation; the payment of directors fees in cash and by the issuance of common stock; the market value of the shares of common stock issued to pay the salary due Lee A. Balak's for the fiscal year ended January 31, 2004 paid during the fiscal year ended January 31, 2005; the market value of the shares of Company's common stock issued to Bernard J. Walter pursuant to his employment contract; the market value of the shares of Company's common stock issued to the Company's patent litigation counsel to prosecute the civil action described in Legal Proceedings, Item 3, above; the expense of financing fees; and the impairment of a long lived asset.

FINANACING FEES

         Financing fees increased to $109,126 in fiscal year ended January 31, 2005 compared to $0 in fiscal year ended January 31, 2004. This increase is attributable to the financing fees incurred in connection with material agreements with Cornell Capital Partners, L.P. ("Cornell") described below.

IMPAIRMENT OF LONG LIVED ASSETS

         Certain costs were capitalized for patents totaling $78,500, with $4,800 accumulated amortization since 1998. All other related patent acquisition and development costs have been expensed. During fiscal 2005, $55,000 was deemed impaired and written off.

INTEREST EXPENSE RELATED PARTY

         The Company incurred $22,006 interest expense on loans from a related party in the fiscal year ended January 31, 2005 compared to $0 in the fiscal year ended January 31, 2004.

CAPITAL RESOURCES

         The Company's capital resources were provided primarily by the sale of its $500,000 convertible debentures to Cornell Capital Partners, L.P. The net proceeds of these sales were $425,000 cash.

WORKING CAPITAL AND LIQUIDITY

         At January 31, 2005, the Company had negative working capital of approximately $151,000 compared to negative working capital of approximately $290,780 on January 31, 2004. The Company believes that it will be necessary to increase it working capital to continue its research and development activities which may be achieved by incurring additional indebtedness from stockholders or others.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its common stock and in part upon its ability to reach a profitable level of operations.

         The Company entered into material agreements to enable it to offer and sell additional shares of its common stock.

         The Company entered into an Amended and Restated Securities Purchase Agreement effective May 10, 2005 and other related agreements with Cornell regarding the issuance of a 5% secured convertible debenture in the principal amount of $514,567 (the "Amended Debenture"). The Amended Debenture replaced the Debentures. The Amended Debenture issued to Cornell by the Company and the accrued interest thereon are convertible into the common stock of the Company at anytime until repayment of the Debenture at the price equal to $0.036 per share. However, in no event shall Cornell convert the Debentures in such manner that would cause Cornell and its affiliates to beneficially own more than 4.99% of the then total issued and outstanding shares of the common stock of the Company. The Amended Debenture requires the Company to make six (6) scheduled payments ("Scheduled Payments") of principal, plus accrued interest and a Redemption Premium ("Redemption Premium") equal to fifteen percent (15%) of the principal amount of each Scheduled Payment. The first Scheduled Payment is due and payable on October 1, 2005, and shall continue on the first business day of each succeeding calendar month thereafter for a total of six (6) Scheduled Payments. The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of this Amended Debenture as of the date such Scheduled Payment is due by the number of Scheduled Payments remaining. The Company, at its option, has the right to redeem the Amended Debenture in whole or in part with three days written notice at a 20% redemption premium. In this event, the Company is required to issue Cornell a two-year warrant to purchase 50,000 shares of its common stock exercisable on a cash basis at an exercise price equal $0.043 per share, with piggyback rights. The Company is obligated to file a registration statement with the SEC registering the resale of approximately 14,300,000 of the shares of common stock of the Company that may be issued upon the conversion of the Amended Debenture into the common stock of the Company.

         Standby Equity Distribution Agreement. The Company also entered into a Standby Equity Distribution Agreement effective August 26, 2004, with Cornell (the "Equity Agreement"). The Equity Agreement provided for Cornell to commit to purchase up to an aggregate of $5,000,000 of the common stock of the Company, subject to certain volume limitations and other conditions, as requested from time to time by the Company as its equity capital needs arise during the two-year term of the Equity Agreement. The Equity Agreement required the Company to file a registration statement with the SEC registering the resale of the 8,849,558 shares of its common stock issued to Cornell as a commitment fee in connection with the execution of the SPA and the Equity Agreement. The Company filed a Form SB-2 registration statement on November 5, 2004; however, the registration statement never became effective. On May 5, 2005 the Company submitted to the SEC its application to withdraw the SB-2 registration statement ). The Company and Cornell renegotiated the terms of the Equity Agreement and on May 10, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell, which entitles the Company to issue and sell its common stock to Cornell up to an aggregate of $5,000,000 from time to time during a certain period beginning on the effective date of a registration statement contemplated by and pursuant to certain conditions as set forth in the SEDA. Each election by the Company to sell stock to Cornell is referred to as a "commitment right". In order to invoke a commitment right, the Company must have an effective registration statement on file with the SEC registering the resale of the shares of common stock that may be issued as a consequence of the exercise of the commitment right. Once an effective registration statement is on file with the SEC, the Company may deliver an initial draw down letter to the purchaser and the transaction shall close within seven days of that delivery. Additionally, certain conditions set forth in the investment agreement must be met at to the volume and price of the Company's common stock. Once the registration statement is effective, upon written notice from the Company, Cornell is committed to purchase common stock of the Company at a purchase price equal to 97% of the then current market price. Market price is defined to mean the lowest closing bid price for the common stock during a pricing period beginning on the date following the notice from the Company and ending on the fifth consecutive trading day thereafter.

         There are certain conditions to the Company's and Cornell's obligations to carry out the transactions contemplated by the Agreement and those conditions include:

(a) Cornell shall furnish the Company with certified copies of all necessary actions on its behalf approving its execution, delivery and performance of the Agreement;

(b) All representations and warranties of the purchaser contained in the Agreement shall be true and correct in all material aspects at the time of the closing and the purchaser shall perform and satisfy in all material respects all covenants and agreements required by the Agreement to be performed and satisfied to Cornell at or prior to the closing;

(c) As of the closing date no suit, action or other proceeding shall pending or threatened before any governmental authority seeking to restrain the Company or prohibit the closing or seeking damages against the Company as the result of the consummation of the Agreement.

The conditions set forth above must be satisfied or must be waived by the parties before the put may be effected.

The Company has undertaken and made certain representations to Cornell in connection with the execution of the Agreement and those representations must still be true and correct at the time that the put in effectuated in order for Cornell to be required to purchase the stock. Those representations include:

(a) That the Company is duly organized and in good standing;

(b) The Company has the requisite corporate power and authority to enter into and perform the agreement and it constitutes a valid and binding obligation of the Company;

(c) Except as disclosed in the SEC Documents, as of the execution of the Agreement, (i) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, (ii) there are no outstanding debt securities (iii) there are no outstanding registration statements other than on Form S-8 and (iv) there are no agreements or arrangements under which the Company or any of its subsidiaries is obligated to register the sale of any of their securities under the Securities Act (except pursuant to the Registration Rights Agreement);

(d) All shares of the Company's common stock and which are outstanding have been duly authorized and validly issued in compliance with all applicable state and federal laws;

(e) Performance of the Agreement by the Company and the consummation by the Company will not (i) result in a violation of the Articles of Incorporation, any certificate of designations of any outstanding series of preferred stock of the Company or By-laws or (ii) conflict with or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market on which the common stock is quoted) applicable to the Company or any of its subsidiaries or by which any material property or asset of the Company or any of its subsidiaries is bound or affected and which would cause a Material Adverse Effect;

(f) As of their respective dates, the financial statements of the Company disclosed in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and, fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

(g) The SEC Documents do not include any untrue statements of material fact, nor do they omit to state any material fact required to be stated therein necessary to make the statements made, in light of the circumstances under which they were made, not misleading.

(h) Except for matters described in the SEC Documents and/or the Agreement, no Event of Default, as defined in the respective agreement to which the Company is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (as so defined), has occurred and is continuing, which would have a Material Adverse Effect on the Company's business, properties, prospects, financial condition or results of operations.

(i) Except as disclosed in the SEC Documents, the Company owns or possesses adequate rights or licenses to use all material trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct its business.

(j) Neither the Company nor any of its subsidiaries is involved in any labor dispute and the Company believe that their relations with their employees are good.

(k) The Company is (i) in compliance with any and all applicable material foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants, (ii) has received all permits, licenses or other approvals required of it under applicable Environmental Laws to conduct its respective businesses and (iii) is in compliance with all terms and conditions of any such permit, license or approval

(l) The Company has good and marketable title to its properties and assets and those have not been unreasonably or unusually impaired, as set forth in the Agreement;

(m) Except as set forth in the SEC documents, the Company has appropriate legal rights to all of its intellectual property and proprietary information and those have not been challenged or infringed upon since the execution of the Agreement;

(n) Except as set forth in the SEC documents, there is no significant litigation pending against the Company as set forth in the Agreement;

(o) The Company maintains a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

(p) The Company has timely filed all tax returns;

(q) The Company is not obligated to offer the securities offered on a right of first refusal basis or otherwise to any third parties including, but not limited to, current or former shareholders of the Company, underwriters, brokers, agents or other third parties;

(r) Except as set forth in the SEC Documents none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee; and

(s) The Company has provided Cornell all information and full disclosure necessary as set forth in the Agreement and the Company has complied with all SEC reports to the best of the Company's knowledge and the Company's common stock is currently listed on the NASD OTC bulletin board and satisfies all requirements for continuation of such listing.

         The Company engaged Newbridge Securities Corporation (Newbridge) as its exclusive placement agent for its sale of common stock to Cornell under the terms of a Placement Agent Agreement. The Company is obligated to issue to Newbridge 442,477 shares of common stock of the Company Newbridge is entitled to piggy-back registration rights with respect to those shares, which shall be triggered upon registration of any shares of common stock by the Company pursuant to the Registration Rights Agreement with Cornell.

         The Company issued 8,849,558 shares of its common stock to Cornell as a commitment fee in connection with the execution of the SPA and the Equity Agreement. The Company intends to file a registration statement with the SEC registering the resale of these 8,849,558 shares of its common stock. The Company intends to file a registration statement with the SEC registering the resale of: the approximately 14,300,000 of the shares of common stock of the Company that may be issued upon the conversion of the Debenture into the common stock of the Company and the 442,477 shares of common stock which it is obligated to issue to the Placement Agent. Under the Registration Rights Agreement with Cornell, the Company is obligated to file its registration statement with the SEC by July 1, 2005 and the registration statement must be effective by October 1, 2005. The Company intends to file a registration statement with the SEC registering the resale of shares of common stock that may be sold to Cornell pursuant to the SEDA. The Company has not determined and cannot predict the actual number of shares of common stock that will be issued pursuant to the SEDA, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the Company has not determined the total amount of advances it intends to draw. Nonetheless, the Company can estimate the number of shares of its common stock that will be issued using certain assumptions. Assuming the Company drew down the entire $5,000,000 available under the standby equity distribution in a single advance (which is not permitted under the terms of the SEDA and the purchase price was equal to $0.05 per share, then the Company would issue 100,000,000 shares of its common stock to Cornell.

         The Company agreed to bear all expenses (other than broker discounts and commissions, if any) in connection with the registration of the securities of the Company.

PLAN OF OPERATIONS

         Because of the costs of development of its battery systems and the continuing costs of its battery prototype production and the anticipated costs relating to its pilot plant, the Company expects that it will incur a loss during its fiscal year ending January 31, 2006.

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

         The Company has maintained and conducted its research and development activities and the associated costs consistent with its plan of operations in order to develop its batteries and other products for proposed commercial production. However; the Company expects to continue the development activities of its batteries and other products to incorporate technical changes and improvements. The Company expects to incur substantial capital costs designing a pilot plant capable of manufacturing the Company's current collectors in commercial quantities for its batteries and developing various methods and processes to manufacture the current collector. The Company expects toe incur substantial costs in manufacturing prototype batteries.

PILOT PLANT

         The Company intends to design and construct a pilot plant capable of manufacturing the Company's current collectors in commercial quantities for use in lead acid batteries. The manufacturing process will include manufacturing the reticulated vitreous carbon foam plates, casting a top frame and tab on the individual reticulated vitreous carbon foam plates, depositing the lead tin alloy on the reticulated vitreous carbon foam plate by electroplating, casting side and bottom frames on the individual reticulated vitreous carbon foam plates, applying battery paste onto the individual reticulated vitreous carbon foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. The Company believes that the manufacturing process and machinery necessary for insertion of the Company's current collector into a battery case and completing the manufacturing of the Company's battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

         The Company has engaged in discussion, planning, and negotiations with an engineering firm which specializes in manufacturing reticulated vitreous carbon foam and other advanced materials. This firm has provided the Company with a written proposal to provide the Company with the equipment, materials, and processes to manufacture reticulated vitreous carbon foam plates suitable for current collectors. Wirtz Manufacturing Company, Inc., a company which designs and builds equipment used in the manufacturing of lead-acid batteries, has built the Company a prototype mold assembly machine to cast the top frame and tab onto the uncoated reticulated vitreous carbon electrode plates. The Company has engaged in discussion, planning, and negotiations with an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment. This firm has provided the Company with written proposals to construct various machines and systems lead-tin for lead-tin electroplating of its reticulated vitreous carbon foam plates.

         The Company's lead acid battery is not yet commercially successful because Company has not yet designed and built the equipment necessary to manufacture its batteries in commercial quantities. Reticulated vitreous carbon current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. The Company's battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

         The Company believes that it will be able to design and build a pilot plant capable of manufacturing its current collectors cost effectively in commercial quantities; however, further design and engineering are necessary before a pilot plant can be built. The issues related to the successful commercial production of the Company's current collectors and its battery include: whether it can manufacture reticulated vitreous carbon plates economically in mass produced commercial quantities; whether it can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether it can economically electroplate the lead-tin alloy onto the reticulated vitreous carbon plates uniformly and consistently in mass produced commercial quantities; whether it can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether it can adapting the existing battery plate pasting equipment to paste lead-tin coated reticulated vitreous carbon current collectors in economically in mass produced commercial quantities. There can be no assurance that the Company can manufacture its current collectors or batteries cost effectively on a commercial scale. Assuming the Company obtains the financing and capital required to construct a pilot plant, the Company believes and anticipates that its pilot plant can be completed and it can begin manufacturing current collectors by December 31, 2005. There can be no assurance that this will occur.

         There can be no assurance that the Company can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

         Preliminary testing by the Company indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. Its discussions with various manufacturers lead the Company to believe that there would be a significant demand for its battery, if it can be manufactures economically on a commercial scale. The Company also believes its battery has a number of applications such as electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric power management, uninterruptible power supply systems, aircraft, marine, and submarine craft and for starting batteries for automobiles. The Company is designing various prototype batteries for such applications.

PROTOTYPE BATTERIES

         The Company is preparing to produce prototype versions of its battery that will be built in a variety of configurations using methods that the company anticipates will be practical for economically manufacturing batteries on a commercial scale. The Company has entered into an agreement with ERG Materials and Aerospace Corporation to provide the Company with 5000 reticulated vitreous carbon electrode plates for use as current collectors in the manufacture of prototype batteries and the Company has taken delivery of 1000 reticulated vitreous carbon electrode plates and an additional 500 reticulated vitreous carbon plates have been manufactured and are ready to be shipped to the Company. The number of reticulated vitreous carbon electrode plates used as current collectors in a single battery will vary depending on the type, size and amp hour capacity of a battery. The Company has entered into an agreement with Wirtz Manufacturing Company, Inc. to build a prototype mold assembly to cast the top frame and tab onto the uncoated reticulated vitreous carbon electrode plates. Wirtz Manufacturing Company, Inc. has built the prototype mold assembly machine and successfully cast the top frame and tab on uncoated reticulated vitreous carbon electrode plates. The top frame and tab must be cast on the reticulated vitreous carbon electrode plates before the lead tin alloy can be deposited on them by the electroplating process. The Company is negotiating with various companies to deposit the lead-tin alloy on the reticulated vitreous carbon electrode plates by the electroplating process. Wirtz Manufacturing Company, Inc. has provided the Company with a written proposal to build a prototype frame assembly machine to cast the side and bottom frames onto the reticulated vitreous carbon electrode plates once the lead tin alloy has been applied. Based on its investigation of existing battery current collector pasting machines, and discussions with equipment manufactures and battery manufacturers, the Company believes that it will be able to use existing pasting machines, with some modifications, to apply battery paste to its current collectors. Further engineering is necessary before the prototype batteries can be manufactured. The Company previously anticipated that it would be able to manufacture some prototype batteries during its first fiscal quarter of 2005; however it has not done so. The Company has sufficient current collectors which have been electroplated and framed to be able to manufacture two 25 amp hour 12 Volt prototype batteries. The Company is in the process of determining the most economical and practical method of manufacturing prototype batteries for industry evaluation pending the completion of the design and construction its pilot plant. The Company has had discussions and negotiations with and proposals from various firms it believes are capable of electroplating the reticulated vitreous carbon electrode plates that have been and are being manufactured by ERG Materials and Aerospace Corporation. The Company is awaiting receipt of additional electroplating proposals to provide the electroplating before it decides how many prototype batteries it will produce and when it will produce them. Once the Company has manufactured and pasted its current collectors, the Company intends to employ an established battery maker to complete the manufacturing of its prototype batteries.

         On February 1, 2005 the Company entered into an agreement with Clearvision, Inc. ("TVA") a full service media production and placement company to develop and launch a national media campaign to focus on building name brand awareness in the business community for the Company's battery technology. TVA has guaranteed the Company a minimum of 24 live or pre-recorded nationally televised interviews during the course of the contract. TVA will focus on building name brand awareness in the business community for the Company's battery technology. TVA is obligated to produce a one half hour Exclusive TV Special, a Video News Release, a Corporate Video, a Tradeshow Loop Presentation, Internet Streaming Video and Newspaper features. The Company agreed to pay TVA a total of $310,000.00 in three installments of cash or free trading shares of the Company's common stock. On February 2, 2005, the Company issued 850,000 shares free trading shares of the Company's common stock in satisfaction of the first payment. TVA has written the script for the one half hour TV Special. After the production and filming of the special on location, post production editing, graphics, narration, music, studio mixing and duplication of broadcast masters will be performed, followed by distribution of the program for broadcasting.

         The Company intends to discuss and explore various possible business combinations with established battery manufacturers. These may include joint venture agreements, licensing agreements, technology transfer agreements or other agreements by which established manufacturers acquire the right to employ the Company's technology to manufacture batteries. Any revenues or profits which may be derived by the Company from these arrangements will be substantially dependent upon the willingness and ability of the Company's licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies.

UNCERTAINTIES:

DEVELOPMENT STAGE COMPANY

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

         At January 31, 2005, the Company had a deficit in working capital of approximately $151,000, a loss from operations for the year ended January 31, 2005, of $(2,241,852) and an accumulated deficit of $(11.467.201) since June 3, 1996, the date of inception of the Company.

         Management believes that current plans to expand the Company's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

COSTS OF CONDUCTING BUSINESS.

         The Company will be required to incur substantial costs for research and development, for establishing production and marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its batteries or other products proves to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of batteries and other products by the Company, and its operating costs.

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

RAW MATERIALS

         The Company believes that the basic raw materials and components for its batteries and other products will be readily available. The Company does not expect to experience any significant delays in obtaining timely delivery of the materials and components necessary to manufacture its products.

SEASONALITY

         The Company does not expect to experience material seasonal variations in revenues or operating costs, except that sales activity for its batteries may increase in the summer and winter seasons which is expected to cause the operations of the Company to increase during such periods.

ITEM 7.    FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal year ended January 31, 2005, are provided with this Form 10-KSB annual report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Beckstead and Watts, LLP, the previous independent registered accounting firm of the Company for the fiscal years ended January 31, 2003 and 2004, resigned from further audit services to the Company because the firm has been the auditor of the Company for more than five years, as required by the Sarbanes-Oxley Act of 2002, as amended. There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended January 31, 2005, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The present directors and officers of the Company are as follows:

 Name(1)(2)               Age     Position
 ---------------         ------   -------------------------------------------
 Bernard J. Walter        57      Director, President, Treasurer and Secretary
 F. Bryson Farrill        77      Director
 Hugo P. Pomrehn, Ph.D.   66      Director
 Joey Jung                33      Chief Technology Officer

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of the Company are as follows:

         Mr. Walter became a director of the Company effective July 1, 2004 to fill the vacancy on the Board of Directors created by the resignation of Lee A. Balak. Effective July 6, 2004, Mr. Walter executed an employment agreement with the Company, and the Board of Directors appointed Mr. Walter to be the Chief Executive Officer, President, Treasurer and Secretary of the Company. From 2000 to July of 2004, Mr. Walter was the General Counsel and a business and technical consultant to LFF Systems, Inc. From 2000 to December of 2004, Mr. Walter was a director, Vice President and General Counsel to eSimulation, Inc. From 1973 until his employment by the Company, Mr. Walter had been a practicing attorney in the State of Texas. Mr. Walter graduated from the University of St. Thomas with a B.A. degree in 1970, and graduated from the University of Houston Law Center with a J.D. degree in 1973.

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

         Mr. Jung became Chief Technology Officer of the Company on November 21, 2004. From June of 2000 to November 2004, he was employed as a Senior Research Scientist specializing in battery and fuel cell technology by Vizon SciTec Inc. (formerly BC Research Inc.) in Vancouver, Canada. From 1997 through 2000 he was employed as a Graduate Research Assistant in the Chemical Engineering Department at the University of British Columbia in Vancouver, Canada. From 1995 to 1996, he was the lead teaching assistant of the Department of Chemical Engineering, Chinese Culture University, Taipei, Taiwan. Mr. Jung graduated from Chinese Culture University with a B.Sc. degree in chemical engineering specialized in 1994, and in 2000 graduated from the University of British Columbia with a M.A.Sc. degree in Chemical Engineering specializing in electrochemical engineering. Mr. Jung is fluent in English, and in both the Mandarin and Cantonese Chinese dialects. On October 30, 2004, the Company entered into an employment agreement with Mr. Jung to retain Mr. Jung as an executive through November 21, 2006. Mr. Jung is a co-inventor of the Company's battery technology and is primarily responsible for the Company's research and product development.

Employment Agreements

         The Company entered into an Employment Agreement with Mr. Bernard J. Walter effective July 1, 2004 which terminates on December 31, 2009, and may be extended by the Company annually thereafter. The Employment Agreement provides for a base salary for 2004 of $90,000, $120,000 for 2005, and $180,000 per annum for 2006 through 2009, with annual increases of five per cent or greater if set by the compensation committee of the Company. The Employment Agreement also provides for incentive bonuses based upon performance criteria to be determined at the beginning of each year for each applicable annual period by the compensation committee. Mr. Walter became entitled to receive 7.5% of the outstanding shares of the Company. His shares of common stock are to be non-dilutive and are not subject to any reverse stock split of the common stock of the Company. As of January 31, 2005, Mr. Walter owned 9,441,015 shares of the restricted common stock of the Company which were restricted from sale for a period of three years from July 1, 2004. The Employment Agreement also has customary provisions regarding an automobile allowance, participation in benefits plans, life insurance and other terms.

            On October 30, 2004, the Company entered into an employment agreement with Joey Jung to retain him as an executive through November 21, 2006. The Company agreed to pay Mr. Jung $68,525 as a base salary and to increase his pay by no less than 10% of Base Salary each year of employment. Mr. Jung was granted a stock option to acquire 100,000 shares of the Company's common stock at a price of one half of one cent, $0.005. Mr. Jung is entitled to a stock option to acquire an additional 900,000 shares of the Company's common stock at a price of one half of one cent, $0.005, per share. Stock options for 450,000 of these additional shares shall vest upon the earlier of two years from his employment commencement date -or the manufacturing and delivery of 100 prototype 12 Volt batteries. Stock options for the other 450,000 additional shares shall vest upon the earlier of two years from earlier of his employment commencement date or the completion of design and fabrication of the equipment necessary to manufacture the 12 Volt battery in commercial quantities.

Director's fees.

         In consideration of the services rendered to the Company by F. Bryson Farrill, as a director of the Company, for the period prior to July 1, 2004, the Company issued to Mr. Farrill 500,000 shares of its restricted shares of the Company's common stock. In consideration of the services rendered and to be rendered to the Company by Mr. Farrill, as a director of the Company, for the period from July 1, 2004 through June 30, 2005, the Company agreed to pay Mr. Farrill $3,000 per each month, $1,500 of which is payable in cash and $1,500 of which is payable in restricted shares of the Company's common stock at the closing bid price on the date preceding the stock's issuance. During the fiscal year ending January 31, 2005, the Company paid Mr. Farrill a total of $9,000 cash and issued to Mr. Farril a total of 800,000 shares of the Company's restricted common stock, as director's fees. In consideration of the services rendered to the Company by Hugo P. Pomrehn, as a director of the Company, for the period prior to July 1, 2004, the Company issued to Mr. Pomrehn 500,000 shares of its restricted shares of the Company's common stock. In consideration of the services rendered and to be rendered to the Company by Mr. Pomrehn, as a director of the Company, for the period from July 1, 2004 through June 30, 2005, the Company agreed to pay Pomrehn $3,000 per each month, $1,500 of which is payable in cash and $1,500 of which is payable in restricted shares of the Company's common stock at the closing bid price on the date preceding the stock's issuance. During the fiscal year ended January 31, 2005, the Company paid Mr. Pomrehn a total of $9,000 cash and issued to Mr. Pomrehn a total of 800,000 shares of the Company's restricted common stock, as director's fees.

Change in Management

         Effective June 30, 2004, Mr. Lee A. Balak resigned as a director and as the President, Treasurer and Secretary of the Company. The Company entered into a consulting agreement with Mr. Balak. The consulting agreement was for a term of six months. The consulting fee was $5,000 per month and provided for reimbursement of expenses. The agreement provides that no shares of Mr. Balak's common stock of the Company could be sold during the term of the agreement and commencing December 30, 2005, during each six month period, Mr. Balak shall be limited to selling no more than 500,000 shares of the common stock of the Company without the permission of the Board of Directors of the Company.

         Effective July 1, 2004, Mr. Bernard J. Walter was appointed as a director of the Company to fill the vacancy on the Board of Directors created by the resignation of Lee A. Balak. Effective July 6, 2004, Mr. Walter executed an employment agreement with the Company, and the Board of Directors appointed Mr. Walter to be the Chief Executive Officer, President, Treasurer and Secretary of the Company.

         As a result of this change in the management of the Company, the Board of Directors authorized a change in the location of the principal executive office of the Company from Lions Bay, B.C., Canada to 1770 St. James Place, Suite 115, Houston, Texas 77056 and then to 109 N Post Oak Lane, Suite 422, Houston, Texas 77024.

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

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2005, all such filing requirements applicable to its officers and directors and any ten percent holder were complied with, except that Mr. Lee A. Balak, Mr. F. Bryson Farrill, Mr. Hugo P. Pomrehn, Mr. Bernard J. Walter and Mr. Joey Jung were each late in the filing of a Form 3 or Form 4 report during the fiscal year ended January 31, 2005.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table discloses compensation during the three years ended January 31, 2005, for the Chief Executive Officer, President, Treasurer and Secretary of the Company.

------------------------- ------- ---------------------------------------- ---------------------------------------- -------------
                                            Annual compensation                      Long-Term Compensation
                                                                           ----------------------------------------
                                                                                      Awards             Payouts
------------------------- ------- ---------------------------------------- ----------------------------- ---------- -------------
                                                             Other                       Securities
Name and                                                     Annual        Restricted    Underlying                 All Other
Principal                 Fiscal                             Compensation  Stock Awards  Options/        LTIP       Compensation
Position                  Year    Salary       Bonus                                     SARs            Payout
------------------------- ------- ------------ ------------- ------------- ------------- --------------- ---------- -------------
Bernard J. Walter,        2005    $ 62,000     $     0       $     0       $  263,507    $     0         $     0    $     0
Chief Executive
Officer, President and
Director
------------------------- ------- ------------ ------------- ------------- ------------- --------------- ---------- -------------
Lee A. Balak, former      2003    $      0     $     0       $     0       $     0       $     0         $     0    $     0
Chief Executive           2004    $      0     $     0       $     0       $ 150,000     $     0         $     0    $     0
Officer, President and    2005    $ 37,500     $     0       $     0       $     0       $     0         $     0    $     0
Director
------------------------- ------- ------------ ------------- ------------- ------------- --------------- ---------- -------------
Wolf Meyerfeld, former    2003    $      0     $     0       $     0       $  58,000     $     0         $     0    $     0
Chief Executive
Officer, President and
Director
------------------------- ------- ------------ ------------- ------------- ------------- --------------- ---------- -------------

(1) During the fiscal year ended January 31, 2005, Mr. Balak received 8,571,428 shares of restricted common stock, in exchange for $150,000 of executive compensation which was salary due him for the fiscal year ended January 31, 2004.

(2) Mr. Walter received 9,441,015 shares of restricted common stock as compensation for the fiscal year ended January 31, 2005.

STOCK COMPNESATION PLAN

         The Company adopted the 2004-B Stock Option, SAR, and Stock Bonus Plan (the "Plan") to be effective August 1, 2004, which authorized the Company to grant qualified and non-qualified stock options with or without stock appreciation rights and to grant stock bonuses to employees, non-employee directors, and consultants (the "Participants")of the Company. There were 20,000,000 shares of common stock of the Company available for grant to Participants designated by the Committee under the Plan. Presently 5,400,000 shares of common stock remain to be issued are reserved for issuance upon exercise of options or stock bonuses granted or reserved for grant under the Plan. Once these shares are issued pursuant to the Plan, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

STOCK PLAN COMMITTEES

         A Stock Plan Committee of the Board of Directors administers the Company's Stock Option, SAR and Stock Bonus Consultant Plan. Mr. Bernard J. Walter and Mr. Hugo P. Pomrehn are presently the members of the Committee.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of common stock of the Company beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding common stock of the Company as of January 31, 2005, are as follows:

                                                  SHARES            PERCENT OF
MANAGEMENT                                     BENEFICIALLY           COMMON
SHAREHOLDERS(1)                                  OWNED(1)             STOCK
---------------------------                    ------------      -----------
Bernard J. Walter  (4)                          37,098,498             29.5%
109 North Post Oak Lane
Suite 422
Houston, Texas 77024

F. Bryson Farrill (2)                            1,300,000             1.03%
77 Verplank Avenue
Stanford, Connecticut 06902

Hugo P. Pomrehn, Ph.D (2)(3)                     1,560,000              1.2%
1017 South Mountain
Monrovia, California 91016

Joey Jung                                          100,000             .008%
6685 Berkeley Street
Vancouver, B.C.
V5S 2J5 CANADA

Directors and officers as a group
(4 persons, including the above)                40,058,498            31.74%

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

(4)   Includes 27,657,483 shares of the common stock of the Company owned by Lee
      A. Balak for which Mr. Bernard J. Walter holds an irrevocable proxy.

         The following table sets forth information with respect to the beneficial ownership of the Company's common stock by each shareholder who beneficially owns more than five percent (5%) of the Company's common stock, the number of shares beneficially owned by each and the percent of outstanding common stock so owned of record as of January 31, 2005.

                                                     Shares of        Percent
                                    Title of        Outstanding    Beneficially
Name and Address                     Class        Common Stock (1)     Owned
-------------------               ------------    ---------------- ------------
Lee A. Balak                      Common Stock     27,657,483 (2)      22%
15 Ocean View Road
Lions Bay, B.C. V0N 2E0
Canada

Cornell Capital Partners, L.P.    Common Stock     23,026,244 (3)      15.5%
101 Hudson Street
Suite 3700
Jersey City, NJ 07302

Bernard J. Walter                 Common Stock     37,098,498 (4)      29.5%
109 North Post Oak Lane
Suite 422
Houston, Texas 77024

-----------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of the Company.

(2) Includes 4,000,000 shares of common stock of the Company which Mr. Balak agreed to surrender to the Company pursuant to a Settlement Agreement described in "Legal Proceedings", above.

(3) Includes a 5% Secured Convertible Debenture held by Cornell Capital Partners, L.P. in the principal amount of $500,000 which, at the option of Cornell, was convertible into 14,107,686 shares of common stock of the Company at a conversion price equal to $0.036 per share.

(4)   Includes 27,657,483 shares of the common stock of the Company owned by Lee
      A. Balak for which Mr. Bernard J. Walter holds an irrevocable proxy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended January 31, 2005, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of the Company, pursuant to an Employment Agreement, received stock grants and was issued 9,441,015 shares of the restricted common stock of the Company. These shares are restricted from sale for a period of three years from July 1, 2004 and are to be non-dilutive and are not subject to any reverse stock split of the common stock of the Company.

         During the year ended January 31, 2005, Hugo P. Pomrehn, a Director of the Company, was issued 800,000 shares of the restricted common stock of the Company and was paid $9,000 cash, as director's fees.

         During the year ended January 31, 2005, F. Bryson Farrill, a Director of the Company, was issued 800,000 shares of the restricted common stock of the Company and was paid $9,000 cash, as director's fees.

         During the year ended January 31, 2005, Joey Jung, Chief Technology Officer of the Company, was granted a stock option to acquire 100,000 shares of the Company's common stock at a price of one half of one cent, $0.005, per share.

         On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, the Company issued to Lee Balak, 4,037,485 restricted shares of the Company's common stock in payment of a loan to the Company by Mr. Balak of $65,423 principal and $5,233 interest due on the loan.

         On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, the Company issued to Lee Balak, 10,676,570 restricted shares of the Company's common stock, in payment of previous loans to the Company by Mr. Balak made during 2002, in the principal amount of $173,000, plus $13,840 in accrued interest.

         On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, the Company issued to Lee Balak, the Company issued to Lee Balak, 8,571,428 restricted shares of the Company's common stock in payment of his annual salary in the amount of $150.000, for the fiscal year ended January 31, 2004.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

A. FORM 8-K

         On January 14, 2005 a Form 8-K current report was filed by the Company regarding the settlement of a lawsuit with Alvin A. Snaper, a former officer and director of the Company.

         On May 6, 2005 a Form 8-K current report was filed by the Company regarding withdrawal of its Form SB-2 registration statement.

         On May 10, 2005 a Form 8-K current report was filed by the Company regarding material agreements with Cornell Capital Partners, L.P. and change of its independent auditors.

ITEM 14        PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Name                            Audit Fees     Audit Related Fees     Tax Fees
----                            ----------     ------------------    ----------
Beckstead and Watts, LLP
For fiscal year ended

January 31, 2004                $ 13,000           $       -0-        $    -0-
January 31, 2005                $ 17,500           $       -0-        $    -0-



         B. EXHIBITS

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

3(iii)  Amendment to Articles       The Amendment to the Articles of
        of Incorporation            Incorporation dated July 27, 2004

3(iv)   By-Laws                     The By-Laws are incorporated herein by
                                    reference to Exhibit 3(iii) to the Form
                                    10-SB registration statement of the Company
                                    (File No. 0-24857)

10.     Material Contracts

            10.1 Consulting Agreement dated April 15, 2004 with Tim J. Connolly is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on June 14, 2004

            10.2 Employment Contract between the Company and Joey Jung dated October 30, 2004, is incorporated herein by reference to Exhibit
                                    10.1 to the Company's Form 10-QSB filed on December 21, 2004

            10.3 Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to
                                    Exhibit 10.1 to the Company's Form 8-K
                                    current report filed on May 10, 2005

            10.4 Registration Rights Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to
                                    Exhibit 10.2 to the Company's Form 8-K
                                    current report filed on May 10, 2005

            10.5 Escrow Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to Exhibit
                                    10.3 to the Company's Form 8-K current
                                    report filed on May 10, 2005

            10.6 Placement Agent Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to
                                    Exhibit 10.4 to the Company's Form 8-K
                                    current report filed on May 10, 2005

            10.7 Amended and Restated 5% Secured Convertible Debenture dated May 10, 2005 and due on November 19, 2006, is incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K current report filed on May 10, 2005

            10.8 Termination Agreement with Cornell Capital Partners, LP is incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K current report filed on May 10, 2005

            10.9 Amendment to Investment Rights Agreement with Cornell Capital Partners, LP is incorporated herein by reference to Exhibit
                                    10.7 to the Company's Form 8-K current
                                    report filed on May 10, 2005

            10.10 Mutual Settlement and Release Agreement with Alvin A. Snaper is incorporated hereby by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on January 14, 2005

            10.11 Settlement Agreement with Alvin A. Snaper is incorporated hereby by reference to Exhibit
                                    10.2 to the Company's Form 8-K current
                                    report filed on January 14, 2005

            10.12                   Employment Agreement between with Bernard J.
                                    Walter dated July 1, 2004 is incorporated hereby by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on July 13, 2004.

            10.13 Consulting Services Agreement with Lee Balak dated June 30, 2004 is incorporated hereby by reference to Exhibit 10.2 to the Company's Form 8-K current report filed on July 13, 2005

23.1    Accountants Consent         Consent of Beckstead and Watts, LLP

23.2    Accountants Consent         Consent of Malone & Bailey, PC

                           INDEX TO EXHIBITS ATTACHED

EXHIBITS                      DESCRIPTION
--------                      -----------

3(iii)                        Amendment to Articles of Incorporation dated
                              July 27, 2004
23.1    Accountants Consent   Consent of Beckstead and Watts, LLP
23.2                          Accountants Consent Consent of Malone & Bailey, PC

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     POWER TECHNOLOGY, INC.

Date: May 26, 2005
                                     By: /s/ Bernard J. Walter
                                     ------------------------------------------
                                     Bernard J. Walter
                                     Director, President, Treasurer, Chief
                                     Financial Officer and Principal Accounting
                                     Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Power Technology, Inc.
  (A Development Stage Company)
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Power Technology, Inc. (a development stage company) as of January 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and the period from June 3, 1996 (inception) to January 31, 2005. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period from June 3, 1996 (inception) through January 31, 2004 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from June 3, 1996 (inception) through January 31, 2004 include total revenues and net loss of $26,663 and $9,101,298, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from June 3, 1996 (inception) through January 31, 2005, insofar as it relates to amounts for prior periods through January 31, 2004, is based solely on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of January 31, 2005, and the results of its operations and its cash flows for the year ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no significant revenues. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

May 23, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors
Power Technology, Inc.
(a development stage company)
Las  Vegas,  Nevada

We have audited the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended January 31, 2004 of Power Technology, Inc. (A Nevada Corporation) (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Power Technology, Inc.'s operations and cash flows for the year ended January 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

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


Beckstead  and  Watts,  LLP
Las Vegas, Nevada

May 20,  2004

                             Power Technology, Inc.
                         (a Development Stage Company)
                           Consolidated Balance Sheet

                                                                    January 31,
                                                                        2005
                                                                   ------------
Assets
  Current assets:
    Cash and equivalents                                           $     44,961
                                                                   ------------

      Total current assets                                               44,961

Fixed assets, net                                                         2,900

Other Assets:
  Patents                                                                18,700
                                                                   ------------

                                                                   $     66,561

Liabilities and Stockholders' (Deficit)

Current Liabilities
  Accounts payable                                                 $    147,073
  Short-term debt
  Loans payable                                                          49,000
                                                                   ------------

      Total current liabilities                                         196,073

Long-term debt
  Convertible debentures                                                 72,917
                                                                   ------------

      Total long-term debt                                               72,917

Stockholders' (deficit):
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued or outstanding
  Common stock, $0.001 par value, 750,000,000 shares
    authorized, 126,180,201 shares issued and outstanding               126,180
Additional paid-in capital                                           11,194,541
(Deficit) accumulated during development stage                      (11,523,150)
                                                                   ------------

                                                                       (202,429)
                                                                   ------------

                                                                   $     66,561
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                             Power Technology, Inc.
                         (a Development Stage Company)
                     Consolidated Statements of Operations
           for the period June 3,1996 (inception) to January 31, 2005

                                                        For the Years Ended          June 3, 1996
                                                             January 31,            (Inception) to
                                                    ----------------------------       January 31,
                                                        2005            2004             2005
                                                    ------------    ------------    ------------
Consulting Revenue                                  $         --    $         --    $     26,663
                                                    ------------    ------------    ------------

Expenses:
General administrative expenses                          503,069          58,878       3,195,372
Reserch & development-related party                           --              --       1,350,083
Reserch & development                                      2,595              --           2,595
Litigation                                                    --              --              --
Consulting fee                                            46,671         156,500         203,171
Stock-based executive compensation and
reimbursed expenses                                      698,895              --         698,895
Stock-based consulting fee                               787,430              --         787,430
Stock-based consulting fees-related party                     --          97,700       4,665,022
Stock-based legal fees-related party                      22,500              --          22,500
Stock-based patent litigation fees                       152,000              --         152,000
Loss from impairment of related party advances                --              --         127,000
Depreciation and amortization                              8,960           4,160          29,877
                                                    ------------    ------------    ------------
                                                       2,222,120         317,238      11,233,945

Other income (expenses)
Interest expense-related party                           (22,006)             --         (22,006)
Interest expense                                         (13,600)        (32,810)       (128,599)
Financing fees                                          (109,126)                       (109,126)
Impairment of long lived assets                          (55,000)                        (55,000)
Interest income                                               --               2             779
Loss on foreign currency                                      --              --          (1,916)
                                                    ------------    ------------    ------------

Net (loss)                                          $ (2,421,852)   $   (350,046)   $(11,523,150)
                                                    ============    ============    ============

Weighted average number of
common shares outstanding-basic and fully diluted     92,024,718      39,384,738
                                                    ============    ============

Net (loss) per share-basic and fully diluted        $      (0.03)   $      (0.01)
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             Power Technology, Inc.
                         (a Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Deficit
           for the period June 3, 1996 (inception) to January 31, 2005

                                                                                (Deficit)
                                                                               Accumulated
                                             Common Stock       Additional       During        Prior       Total
                                         --------------------     Paid-In      Development    Period    Stockholders'
                                           Shares     Amount      Capital         Stage     Adjustments  (Deficit)
                                         ----------- --------     -----------   ------------    -------   -----------
Balance June 3, 1996                       2,500,000   $2,500        $ 22,500     $       -     $     -     $ 25,000
Net (loss) for the period ended
  January 31, 1997                                -        -               -       (139,907)          -     (139,907)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 1997                   2,500,000    2,500          22,500      (139,907)          -     (114,907)

Net (loss) for the year ended
  January 31, 1998                                -        -               -        (51,374)          -      (51,374)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 1998                   2,500,000    2,500          22,500      (191,281)          -     (166,281)

Reorginazation of Company,
  reverse acquistion of Zepplin, Inc.      2,800,000    2,800          (2,573)                                   227
Shares issued for cash                     6,900,000    6,900         683,300                                690,200
Shares issued for patents                    200,000      200          19,800                                 20,000
Shares issued for consulting services        134,700      135         134,565                                134,700
Net (loss) for the year ended
  January 31, 1999                                -        -               -       (700,909)          -     (700,909)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 1999                  12,534,700   12,535         857,592      (892,190)          -      (22,063)

Shares issued for cash                     2,900,000    2,900         287,099                                289,999
Shares issued for consulting services        548,800      549         329,001                                329,550
Shares issued for debt conversion          1,034,000    1,034         205,766                                206,800
Prior period adjustment                                  (200)        (20,000)                   20,000         (200)
Net (loss) for the year ended
  January 31, 2000                                -        -               -       (908,475)          -     (908,475)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2000                  17,017,500   16,818       1,659,458    (1,800,665)     20,000     (104,389)

Shares issued for cash                     1,155,000    1,155         597,720                                598,875
Shares issued for consulting services      1,055,000    1,055         465,395                                466,450
Reversal of prior period adjustment                                                             (20,000)     (20,000)
Net (loss) for the year ended
  January 31, 2001                                -        -               -     (1,708,345)          -   (1,708,345)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2001                  19,227,500   19,028       2,722,573    (3,509,010)          -     (767,409)

Shares issued for consulting services      2,874,330    2,874       2,336,582                              2,339,456
Shares issued for debt conversion          1,050,000    1,050         523,950                                525,000
Share issued for interest                    171,780      172          59,951                                 60,123
Shares issued for cash                        20,500      205          76,595                                 76,800
Net (loss) for the year ended
  January 31, 2002                                -        -               -     (2,943,692)          -   (2,943,692)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2002                  23,344,110   23,329       5,719,651    (6,452,702)          -     (709,722)

Shares issued for consulting services      7,680,420    7,680       1,753,736                              1,761,416
Shares issued for debt conversion            293,958      294         195,206                                195,500
Shares issued for cash                       207,500      208         182,083                                182,291
Net (loss) for the year ended
  January 31, 2003                                -        -               -     (2,298,550)          -   (2,298,550)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2003                  31,525,988   31,511       7,850,676    (8,751,252)          -     (869,065)

Shares issued for consulting services      4,500,000    4,500         220,660                                225,160
Shares issued for consulting services
  - related party                            372,000      372          28,668                                 29,040
Shares issued for debt conversion         10,000,000   10,000         690,000                                700,000
Share issued for interest                          -        -          27,800                                 27,800
Shares issued for cash                     1,207,500    1,208          28,793                                 30,001
Shares cancelled                            (165,500)    (166)              -                                   (166)
Net (loss) for the year ended
  January 31, 2004                                -        -               -       (350,046)          -     (350,046)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2004                  47,424,488   47,424       8,846,597    (9,101,298)          -     (207,277)

Shares issued for consulting services     26,693,897   26,694         825,718                                852,412
Shares issued for debt conversion         13,435,600   13,436         322,454                                335,890
Shares issued for financing fees           8,849,558    8,850         416,150                                425,000
Share issued for interest                          -  .                     -                                      -
Shares issued for legal fees               5,750,000    5,750         166,500                                172,250
Shares issued for executive compensation  24,026,658   24,026         617,122                                641,148
Net (loss) for the year ended
  January 31, 2005                                -        -               -     (2,421,852)          -   (2,421,852)
                                         ----------- --------     -----------   ------------    -------   -----------

Balance January 31, 2005                 126,180,201  126,180      11,194,541    (11,523,150)         -     (202,429)
                                         =========== ========     ===========   ============    =======   ===========

   The accompanying notes are an integral part of these financial statements.

                             Power Technology, Inc.
                         (a Development Stage Company)
                      Consolidated Statements of Cash Flows
           for the period June 3, 1996 (inception) to January 31, 2005

                                                                         For the Years Ended        June 3, 1996
                                                                              January 31,          (Inception) to
                                                                    ----------------------------     January 31,
                                                                        2005            2004             2005
                                                                    ------------    ------------    ------------
Cash flows from operating activities                                $ (2,421,852)   $   (350,046)   $(11,523,150)
Net (loss)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities
  Depreciation expense                                                    10,000           4,161          30,917
  Impairment of long lived assets                                         55,000              --          55,000
  Loss from impairment of related party advances                              --              --         127,000
  Amortization of debt discount                                           72,917
  Non cash expense                                                            --              --              --
  Stock issued for executive compensation and reimbursement
    expenses                                                             641,149              --         641,149
  Stock issued for director fees                                              --              --              --
  Stock issued for consulting services                                   821,597         225,160       5,430,589
  Stock issued for consulting fees-related party                              --          29,039         212,530
  Stock issued for legal fees-related party                               22,500              --          22,500
  Stock issued for patent litigation legal fees                          152,000              --         152,000
  Stock issued for interest expense                                           --              --          60,123
  Stock issued for financing fees                                             --              --              --
  Stock issued to acquire patents                                             --              --         (20,000)
  Warrants issued for consulting fees                                     28,564          27,800          56,364
  Decrease in employee advance                                             1,000
  Increase (decrease) in accounts payable                                107,158         (10,650)        165,431
                                                                    ------------    ------------    ------------

Net cash (used by operating activity                                    (509,967)        (74,536)     (4,589,547)
                                                                    ------------    ------------    ------------

Cash flows from investing activities
  Purchase of equipment                                                   (3,096)             --         (24,763)
  Patent acquisition                                                          --              --         (58,500)
                                                                    ------------    ------------    ------------

Net cash (used) by investing activities                                   (3,096)             --         (83,263)
                                                                    ------------    ------------    ------------

Cash flows from financing activities
  Proceeds from short-term notes payable                                      --              --          80,086
  Proceeds from loans                                                     49,000          80,086          49,000
  Proceeds (payments) on loans-related party                              83,811         (35,490)        237,280
  Proceeds from convertible debentures                                   425,000              --       1,300,010
  Non-cash long-term debt                                                     --              --              --
  Payment of non-cash long-term debt                                          --              --              --
  Issuance of common stock                                                    --          30,000       2,977,478
                                                                    ------------    ------------    ------------

Net cash provided by financing activities                                557,811          74,596       4,643,854
                                                                    ------------    ------------    ------------

Net increase (decrease) in cash                                           44,748              60         (28,956)

Cash and equivalents-beginning                                               213             153              --
                                                                    ------------    ------------    ------------

Cash and equivalents-ending                                         $     44,961    $        213    $    (28,956)
                                                                    ============    ============    ============

Supplemental disclosures
  Interest paid                                                     $      6,424    $         --    $      6,424
                                                                    ============    ============    ============

Income taxes paid                                                   $         --    $         --    $         --
                                                                    ============    ============    ============

Non-cash investing and financing activities

  Value of shares issued for note payable and interest expense      $    335,890              --    $    335,890
                                                                    ============    ============    ============

  Value of shares issued for debt conversion                                 --     $    700,000    $  1,627,300
                                                                    ============    ============    ============

  Value of shares issued to acquire patents                                  --              --           20,000
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

                             POWER TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Power Technology, Inc. (the "Company") was originally incorporated as PowerTek in Nevada on January 19, 1996. The Company was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of January 31, 2005, the Company has been able to advance the battery technology to a proof of principle stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital in order to generate significant operations while it is conducting research and development activities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PowerTek Technology Corporation, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Fixed Assets

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives of five to seven years.

Revenue Recognition

The Company recognizes revenue on an accrual basis when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Impairment of Long Lived Assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Earnings per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No.
128. "Earnings Per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       2005             2004
                                                   -----------     -----------
         Net loss as reported                      $(2,421,852)      $(350,046)
         Add: stock based compensation
                  determined under intrinsic
                  value-based method                    25,000              --

         Less:    stock based compensation
                  determined under fair value-
                  based method                         (27,765)             --
                                                   -----------     -----------
         Pro forma net loss                        $(2,424,617)      $(350,046)
                                                   ===========     ===========
         Basic and diluted net loss per common share:
              As reported                              $(0.03)        $(0.01)
              Pro forma                                 (0.03)         (0.01)

The weighted average fair value of the stock options granted during fiscal 2005 was $0.03. Variables used in the Black-Scholes option-pricing model include (1) 3.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 139%, and
(4) zero expected dividends.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during the calendar year 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $2,423,481 during the year ended January 31, 2005, and $350,046 during the year ended January 31, 2004. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets as of January 31, 2005 consisted of the following:

                                                     2005
                                                     ----
Office equipment                                 $   21,737
Manufacturing equipment                               4,076
Leasehold improvements                                2,164
Less: Accumulated depreciation                      (25,077)
                                                ------------
Fixed assets, net                                $    2,900
                                                ============

Depreciation expense for the years ended January 31, 2005 and 2004 was $4,160 and $4,160, respectively.


NOTE 4 - PATENTS

Certain costs were capitalized for patents totaling $78,500, with $4,800 accumulated amortization since 1998. All other related patent acquisition and development costs have been expensed. During fiscal 2005, $55,000 was deemed impaired and written off.


NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT

In July 2004, the Company borrowed $49,000 from a third party. This loan is non-interest bearing and is due on demand.

The Company borrowed $500,000 from Cornell Capital Partners, L.P. by issuing 5% convertible debentures, secured by substantially all of the Company's assets.

The debentures are convertible into the common stock of the Company at any time until repayment of the debentures at the price per share equal to the lesser of:

      a. an amount equal to 120% of the closing bid price of the common stock;
      or

      b. an amount equal to 100% of the average of the three lowest closing bid prices of the common stock for the 30 trading days immediately preceding the conversion date.

However, in no event shall Cornell convert the debentures in such manner that would cause Cornell to beneficially own more than 4.99% of the then total issued and outstanding shares of the Company's common stock.

If repaid, the Company must issue warrants for 50,000 common shares to Cornell, exercisable at 120% of the closing bid price of the common stock.

A summary of the convertible notes at January 31, 2005 is as follows:

Gross proceeds from notes                                             $ 500,000
Less: Relative fair value of warrants                                  (173,411)
Less: Beneficial conversion feature                                    (251,589)
Add: Amortization of discounts                                           72,917
                                                                      ---------
Carrying value of note at January 31, 2005                            $  72,917
                                                                      =========


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recognized $25,000 in consulting fee income paid by MicroDri, L.P., a related entity, during the year ended January 31, 2003.

Neo-Dyne Research, Inc. is owned by individuals who were previously Company officers and directors. The Company paid $144,894 in research fees to Neo-Dyne Research, Inc. during the year ended January 31, 2003.

Lee Balak, the Company's former president, loaned $273,913 to the Company during the years ended January 31, 2005, 2004 and 2003. The Company repaid $35,490 in cash and the balance by issuing 10,299,840 shares of common stock in May 2004.

The Company issued 8,571,428 shares of common stock valued at $150,000 to Balak as salary for the fiscal year ended January 31, 2004.

The Company issued 9,250,439 shares of common stock valued at $265,018 to Bernard Walter and 1,600,000 shares of common stock valued at $58,000 to directors as compensation for the fiscal year ended January 31, 2005.


NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $9,858,000 at January 31, 2005, and will expire in the years 2016 through 2024.

At January 31, 2005, deferred tax assets consisted of the following:

         Deferred tax assets
           Net operating losses                       $  3,352,000
           Less:  valuation allowance                   (3,352,000)
                                                      ------------
         Net deferred tax asset                       $          0
                                                      ============

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended January 31, 2004, the Company issued common shares as follows:

         - 372,000 shares to related parties for consulting services valued at $29,040,

         - 4,500,000 shares to unrelated parties for consulting services valued valued at $225,160,

         - 10,000,000 shares to convertible note holders in exchange for $700,000 of convertible debt, and

         - 1,207,500 shares to unrelated individuals for $30,000.

During the year ended January 31, 2005, the Company issued common shares as follows:

         - 56,470,555 shares to unrelated parties for consulting services valued at $1,637,246,

         - 13,435,600 shares for settlement of debt totaling $335,890, and

         - 8,849,558 shares to Cornell Capital Partners, L.P. as a commitment fee for a Standby Equity Distribution Agreement valued at $173,411.


NOTE 9 - OPTIONS AND WARRANTS

Stock options

On August 1, 2004, the Company's Board of Directors adopted the "Power Technology, Inc. 2004-B Stock Option, SAR and Stock Bonus Plan" (the "Plan"). The terms of the Plan allow for the issuance of up to 20,000,000 options to purchase 20,000,000 shares of the Company's common stock or a comparable number of SAR's or stock bonuses.

Activity of options during the years ended January 31, 2005 and 2004 is as follows:

                                              2005                                    2004
                                   ----------------------------           --------------------------
                                                     Weighted                             Weighted
                                                      Average                              Average
                                     Options        Share Price              Options     Share Price
                                   ------------    ------------           ------------  ------------
Outstanding at
  beginning of year                          --    $       0.00                     --  $         --

Granted                               1,000,000           0.005                     --            --
Exercised                                    --              --                     --            --
Forfeited                                    --              --                     --            --
                                   ------------    ------------           ------------  ------------
Outstanding at
  end of year                         1,000,000    $      0.005                     --  $         --
                                   ============    ============           ============  ============

Exercise prices, number of exercisable options and weighted-average contractual lives of stock options outstanding as of January 31, 2005 are $0.005, 100,000 options and 2.8 years, respectively.

Warrants

In conjunction with the conversion of debt to equity discussed in Note 5 above, the holders also received warrants to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.10 per share expiring March 24, 2005. The fair market value of the Company's common stock on the date of grant was $0.06. Interest expense totaling $27,800 has been recorded during fiscal 2005.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

Activity of warrants during 2005 and 2004 is as follows:

                                                2005                                  2004
                                   ----------------------------           --------------------------
                                                     Weighted                            Weighted
                                                      Average                             Average
                                     Warrants       Share Price             Warrants    Share Price
                                   ------------    ------------           ------------  ------------
Outstanding at
  beginning of year                  11,990,000          $ 0.12                490,000        $ 0.81

Granted                               6,250,000            0.02             11,500,000          0.09
Exercised                                    --              --                     --            --
Forfeited                            (5,000,000)           0.01                     --            --
                                   ------------    ------------           ------------  ------------
Outstanding at
  end of year                        13,240,000          $ 0.12             11,990,000        $ 0.12
                                   ============    ============           ============  ============

Warrants outstanding and exercisable as of January 31, 2005:

                         ----------Outstanding---------           Exercisable
                            Number            Remaining              Number
  Exercise Price          of Shares             life               of Shares
  --------------         ----------           ---------           -----------
         $ 0.04           1,250,000           0.9 years             1,250,000
           0.06           1,500,000           1.3 years             1,500,000
           0.10          10,000,000           0.2 years            10,000,000
           0.81             490,000           0.1 years               490,000
                         ----------                               -----------
                         13,240,000                                13,240,000
                         ==========                               ===========


NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT

The Company also entered into a Standby Equity Distribution Agreement effective August 27, 2004, with Cornell Capital Partners, LLP.

The Company has issued 8,849,558 share of its common stock to Cornell as a commitment fee in connection with this Agreement.

This agreement was canceled in May 2005.


NOTE 11 - SUBSEQUENT EVENTS

On February 1, 2005 the Company hired Clearvision, Inc. ("TVA") a full service media production and placement company to develop and launch a national media campaign. The Company agreed to pay TVA $310,000 in three installments of cash or shares of common stock. On February 2, 2005, the Company issued 850,000 common shares as the first payment.