Form 10QSB
period 2005-04-30
POWER TECHNOLOGY INC/CN
filed 2005-06-20
CIK 1066978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 0-24857

POWER TECHNOLOGY, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0395816
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

109 N. POST OAK LANE, SUITE 422, HOUSTON, TEXAS 77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(713) 621-4310
(ISSUER'S TELEPHONE NUMBER)

NOT APPLICABLE
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIREDTO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THEDISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [  ] NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 132,116,025 SHARES AS OF JUNE 16, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [  ] NO [X]

POWER TECHNOLOGY, INC.

-i-

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Power Technology, Inc.
(a Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
April 30,
2005
Assets

Current assets:
Cash and equivalents	$31,590
Total current assets	31,590

Fixed assets, net	1,954

Patents	17,500
Total assets	$51,044

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$176,539
Loans payable	49,000
Total current liabilities	225,539

Long-term debt
Convertible debentures	132,757

Total liabilities	358,296

Stockholders' (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 750,000,000 shares authorized, 129,924,358 shares issued and outstanding	129,924
Additional paid-in capital	11,368,112
(Deficit) accumulated during development stage	(11,805,288)

Total stockholders' (deficit)	(307,252)
Total liabilities and stockholders' (deficit)	$51,044

The accompany notes are an integral part of these financial statements

Power Technology, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
For the three months ended April 30, 2005 and 2004 and for the period June 3, 1996 (inception) to April 30, 2005
(Unaudited)

			June 3, 1996
	For the three months ended		(inception) to
	April 30, 2005		April 30,
	2005	2004	2005

Consulting Revenue	$--	$--	$26,663

Expenses:
General administrative expenses	76,968	40,095	3,061,340
Research & development-related party	--		1,350,083
Research & development	5,774		8,369
Consulting fee	--	97,500	203,171
Stock-based executive compensation and reimbursed expenses	9,000		918,895
Stock-based consulting fee	108,050		897,730
Stock-based consulting-related party	--	22,500	4,665,022
Stock-based patent legal fees	--		20,250
Stock based patent litigation fees			152,000
Loss from impairment of related party advances			127,000
Depreciation and amortization	2,146	1,040	32,023
	201,938	161,135	11,435,883
Other income (expenses)
Interest expense-related party		--	(22,006)
Interest expense	(6,095)	(6,258)	(134,694)
Financing fees	(74,105)		(183,231)
Impairment of long lived assets			(55,000)
Interest income		--	779
Loss on foreign currency	--	--	(1,916)
Net (loss)	$(282,138)	$(167,393)	$(11,805,288)
Weighted average number of common shares outstanding-basic and fully diluted	128,424,489	46,020,738
Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flow
For the three months ended April 30, 2005 and 2004 and for the period June 3, 1996 (inception) to April 30, 2005
(Unaudited)

			June 3, 1996
	For the three months ended		(inception) to
	April 30		April 30
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(282,138)	$(167,393)	$(11,805,288)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization expense	2,146	1,040	33,063
Impairment of long lived assets		--	55,000
Non cash expense		--	--
Loss from impairment of related party advances			127,000
Amortization of debt discount	59,840	--	132,757
Stock issued for executive compensation and expense reimbursement	--	--	641,149
Stock issued for consulting services	127,315	97,500	5,557,904
Stock issued for consulting services-related party		22,500	212,530
Stock issued for legal fees-related party		--	22,500
Stock issued for patent litigation legal fees		--	152,000
Stock issued for interest expense			60,123
Stock issued to acquire patents			(20,000)
Warrants issued for consulting fees			56,364
Decrease in employee advance			1,000
Increase (decrease) in accounts payable	29,466	--	194,897
Net cash (used) by operating activity	(63,371)	(46,353)	(4,579,001)

Cash flows from investing activities
Purchase of equipment	--	--	(24,763)
Patent acquisition	--	--	(58,500)
Net cash (used) by investing activities	--	--	(83,263)

Cash flows from financing activities
Proceeds from short-term notes payable	--	--	80,086
Proceeds from loans	--	--	49,000
Proceeds (payments) on loans-related party	--	46,198	237,280
Proceeds from convertible debentures	--	--	1,300,010
Issuance of common stock	50,000	--	3,027,478
Net cash provided by financing activities	50,000	46,198	4,693,854
Net increase (decrease) in cash	(13,371)	(155)	31,590

Cash and equivalents-beginning	44,961	213	--
Cash and equivalents-ending	$31,590	$58	$31,590

Supplemental disclosures
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Non-cash investing and financing activities
Value of shares issued for note payable and interest expense	$--	$--	$335,890
Value of shares issued for debt conversion	$--	$--	$1,627,300
Value of shares issued to acquire patents	$--	$--	$20,000

The accompany notes are an integral part of these financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2005, and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $11,805,288 during the period June 3, 1996 (inception) to April 30, 2005. In addition, the Company’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - Convertible Debt

In August and November 2004, the Company borrowed a total of $500,000 from Cornell Capital Partners, L.P. by issuing 5% convertible debentures, secured by substantially all of the Company’s assets. A summary of the convertible notes at April 30, 2005, is as follows:

Gross proceeds from notes	$500,000
Less: Loan Costs	(75,000)
Less: Relative fairl value of warrants	(173,411)
Less: Beneficial conversion feature	(251,589)
Add: Amortization of discounts	132,757
Carrying value of notes at April 30, 2005	$132,757

NOTE 3 - Stockholders' Equity

During the three months ended April 30, 2005, the Company issued 2,494,157 shares of common stock for services rendered with a value of $127,315.

During the three months ended April 30, 2005, a warrant holder exercised a warrant for 1,250,000 shares of common stock for an aggregate price of $50,000.

NOTE 4 -Warrants and Options

Warrants

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the three months ended April 30, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Warrants	Share Price	Warrants	Share Price

Outstanding at beginning of period	13,240,000	$0.12	11,990,000	$0.12
Granted	--	--	--	--
Exercised	(1,250,000)	0.04	--	--
Forfeited	(10,490,000)	0.12	--	--
Outstanding at end of period	1,500,000	$0.06	11,990,000	$0.12

Warrants outstanding and exercisable as of April 30, 2005:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life	Shares
$ 0.06	1,500,000	1.1 years	1,500,000

Stock options

The Company has 1,000,000 options outstanding at April 30, 2005, with an average exercise price of $0.005. No activity occurred for options during the three months ended April 30, 2005 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

Power Technology, Inc. (the "Company), a Nevada corporation, was incorporated on June 3, 1996. However the Company did not conduct any significant operations until March 1998 when it acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc.(formerly called Power Technology, Inc.) which is presently a wholly-owned subsidiary of the Company. The Company changed its corporate name from "Zepplin Production Corporation" to Power Technology, Inc. during March 1998 to reflect the change in the purposes and nature of its business.

The Company is a research and development company. It is presently engaged in research and development activities regarding batteries for the automotive and electric car industries and pipeline connection technology.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the Company:

	THREE MONTHS ENDED		June 3, 1996
	APRIL 30		(Inception) to
	2005	2004	April 30, 2005
	(unaudited)

Revenues	$-0-	$-0-	$26,663
General and administrative expenses	$76,968	$40,095	$3,061,340
Research and development-related party	$-0-	$-0-	$1,350,083
Research and development	$5,774	$-0-	$8,369
Consulting fee	$-0-	$97,500	$203,171
Stock-based executive compensation and reimbursed expenses	$9,000	$-0-	$918,895
Stock-based consulting fee	$108,050	$-0-	$897,730
Stock-based consulting - related party	$-0-	$22,500	$4,665,021
Interest expense	$6,095	$6,258	$134,694
Financing fees	$74,105	$-0-	$183,231
Net income (loss)	$(282,138)	$(167,393)	$(11,805,288)
Net income (loss) per share	$(0.00)	$(0.00)

Three months ended April 30, 2005 compared with three months ended April 30, 2004

REVENUES. The Company had no revenues during the first three months of 2005 and 2004, and is in the development stage.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 92% to $76,968 in the three month period ended April 30, 2005, from $40,095 in 2004. This increase is principally attributable to the increase in salaries and directors fees.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs were $5,774 during the three month period ended April 30, 2005 compared to $ 0 during the three month period ended April 30, 2004 when research and development was suspended due to lack of capital.

RESULTS OF OPERATIONS. The net loss of the Company increased to $282,138 during the three month period ended April 30, 2005, as compared with a loss of $167,393 during the same period of 2004, an increase of approximately 68.5%, and was due primarily to the increase in general and administrative expenses, financing fees, and stock based consulting fees, including fees to Clearvision, Inc. to develop and launch a national media campaign to focus on building name brand awareness in the business community for the Company’s battery technology.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
	(Unaudited)

Net cash used in operating activities	$(63,371)	$(46,353)
Proceeds (payments) on loans-related party	$-0-	$46,198
Net cash provided by financing activities	$50,000	$-0-

CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended April 30, 2005 and 2004, respectively.

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

At April 30, 2005, the Company had current assets of $ 31,590 and current liabilities of $225,339, resulting in a working capital deficit of $191,749, as compared to a working capital deficit of approximately $151,000 at January 31, 2005.

Net cash used in operating activities increased to $63,371 for the three months ended April 30, 2005, from $46,353 for the three months ended April 30, 2004, a difference of $17,018. The 36% increase in net cash used in operating activities was primarily attributable to increases in general administrative expenses and research and development expenses.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-QSB for its three month period ended April 30, 2005, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

During the quarter ended April 30, 2005, the Company issued 269,157 shares of its Common Stock to an entity for financing services valued at $14,265 in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

10.1	Registration Rights Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-Kcurrent report filed on May 10, 2005.

10.2	Escrow Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K current report filed on May 10, 2005.

10.3	Placement Agent Agreement with Cornell Capital Partners, L.P. dated May 10, 2005, is incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K current report filed on May 10, 2005.

10.4
Amended and Restated 5% Secured Convertible Debenture dated May 10, 2005 and due on November 19, 2006, is incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K current report filed on May 10, 2005.

10.5	Termination Agreement with Cornell Capital Partners, LP is incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K current report filed on May 10, 2005.

10.6	Amendment to Investment Rights Agreement with Cornell Capital Partners, LP is incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K current report filed on May 10, 2005

Exhibit 31.1	Certification Pursuant to 18 U.S.C. ss.1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification

(b)	Reports on Form 8-K.

On January 14, 2005 a Form 8-K current report was filed by the Company regarding the settlement of a lawsuit with Alvin A. Snaper, a former officer and director of the Company and the execution of a settlement agreement with Lee Balak, a former officer and director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER TECHNOLOGY, INC.

Date: June 20, 2005	By:	/s/ Bernard J. Walter

Bernard J. Walter, President, Chief Financial Officer and Principal Accounting Officer