Form 10QSB
period 2005-07-31
POWER TECHNOLOGY INC/CN
filed 2005-09-14
CIK 1066978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 0-24857

                             POWER TECHNOLOGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        88-0395816
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

              109 N. POST OAK LANE, SUITE 422, HOUSTON, TEXAS 77024
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 621-4310
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 137,724,292 SHARES AS OF September 14, 2005.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.

                                      INDEX

PART I. Financial Information                                                             1

Item 1.    Consolidated Financial Statements                                              1
Consolidated Balance Sheet as of July 31, 2005                                            1
Consolidated Statements of Operations for the six months ended July 31, 2005 and 2004     2
Consolidated Statements of Cash Flows for the six months ended July 31, 2005 and 2004     3
Notes to the Consolidated Financial Statements                                            4

Item 2.    Management's Discussion and Analysis or Plan of Operation                      5

Item 3.    Controls and Procedures                                                        7

PART II. Other Information                                                                8

Item 1.    Legal Proceedings                                                              8

Item 2.    Changes in Securities                                                          8

Item 3.    Defaults on Senior Securities                                                  8

Item 4.    Submission of Matters to a Vote of Security Holders                            8

Item 5.    Other Information                                                              8

Item 6.    Exhibits and Reports on Form 8- K                                              9

Signatures                                                                               10

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             Power Technology, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   July 31,
                                                                     2005
                                                                 -----------
Assets

Current assets:
  Cash and equivalents                                           $    62,324
                                                                 -----------
    Total current assets                                              62,324

Fixed assets, net                                                      1,439

Patents, net of amortization                                          16,300
                                                                 -----------
Total assets                                                     $    80,063
                                                                 ===========

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                               $   237,246
  Loans payable                                                       59,000
  Stock payable                                                       26,425
                                                                 -----------
    Total current liabilities                                        322,671

  Notes payable
  Convertible debentures                                             197,917
                                                                 -----------
    Total liabilities                                                520,588
                                                                 -----------
Stockholders' (deficit):
  Preferred stock,  $0.01 par value, 1,000,000 shares
    authorized, none issued or outstanding                                 -
  Common stock, $0.001 par value, 750,000,000 shares
    authorized, 135,499,292 shares issued and outstanding            135,499
  Additional paid-in capital                                      11,760,902
  (Deficit) accumulated during development stage                 (12,336,926)
                                                                 -----------
Total stockholders' deficit                                         (440,525)
                                                                 -----------
Total liabilities and stockholders' deficit                      $    80,063
                                                                 ===========


    The accompany notes are an integral part of these financial statements.

                             Power Technology, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
 For the three and six months ended July 31, 2005 and 2004 and for the period June 3, 1996 (inception) to July 31, 2005
                                   (Unaudited)

                                                                                                                     June 3, 1996
                                                         For the three months ended     For the six months ended    (inception) to
                                                                  July 31,                       July 31,              July 31,
                                                            2005            2004           2005           2004           2005
                                                        ------------    ------------   ------------   ------------   ------------
Consulting Revenue                                      $          -    $          -   $          -   $          -   $     26,663

Expenses:
  General administrative expenses                            168,364         188,689        245,332        228,784      3,229,704
  Research & development-related party                             -          24,366              -         24,367      1,350,083
  Research & development                                       5,310               -         11,084              -         13,679
  Consulting fee                                                   -         150,000              -        150,000        203,171
  Stock-based executive compensation and
  reimbursed expenses                                         35,425         621,254         44,425        621,254        954,320
  Stock-based consulting fee                                 263,627         174,200        371,677        331,100      1,161,357
  Stock-based consulting-related party                             -               -              -         22,500      4,665,022
  Stock-based patent legal fees                                    -               -              -              -         20,250
  Stock based patent litigation fees                               -         152,000              -        152,000        152,000
  Loss from impairment of related party advances                   -               -              -              -        127,000
  Depreciation and amortization                                1,715           1,040          3,861          2,080         33,738
                                                        ------------    ------------   ------------   ------------   ------------
                                                             474,441       1,311,549        676,379      1,532,085     11,910,324

Other income (expenses)
  Interest expense-related party                                   -         (51,996)             -        (58,214)       (22,006)
  Interest expense                                            (6,302)              -        (12,397)             -       (140,996)
  Financing fees                                             (50,895)              -       (125,000)             -       (234,126)
  Impairment of long lived assets                                  -               -              -              -        (55,000)
  Interest income                                                  -               -              -              -            779
  Loss on foreign currency                                         -               -              -              -         (1,916)
                                                        ------------    ------------   ------------   ------------   ------------

Net (loss)                                              $   (531,638)   $ (1,363,545)  $   (813,776)  $ (1,590,299)  $(12,336,926)
                                                        ============    ============   ============   ============   ============
Weighted average number of
  common shares outstanding-basic and fully diluted      132,004,555      74,532,058    130,232,699     73,632,058
                                                        ============    ============   ============   ============
Net (loss) per share-basic and fully diluted            $      (0.00)   $      (0.02)  $      (0.01)  $      (0.02)
                                                        ============    ============   ============   ============



    The accompany notes are an integral part of these financial statements.

                             Power Technology, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flow For the six months ended July 31, 2005 and 2004 and for the period
                    June 3, 1996 (inception) to July 31, 2005
                                   (Unaudited)

                                                                                  June 3, 1996
                                                        For the six months end   (inception) to
                                                               July 31              July 31,
                                                           2005        2004           2005
                                                        ----------  -----------   -------------
Cash flows from operating activities
Net (loss)                                              $ (813,776) $(1,590,299)  $ (12,336,926)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities
  Depreciation and amortization expense                      3,861        2,080          34,778
  Impairment of long lived assets                                -            -          55,000
  Loss from impairment of related party advances                 -            -         127,000
  Amortization of debt discount                            125,000            -         197,917
  Stock issued for executive compensation and expense
   reimburs                                                 18,000      621,254         659,149
  Stock issued for consulting services                     371,677      331,100       5,802,266
  Stock issued for consulting services-related party             -       22,500         212,530
  Stock issued for legal fees-related party                      -            -          22,500
  Stock issued for patent litigation legal fees                  -      152,000         152,000
  Stock issued for interest expense                              -       51,956          60,123
  Stock issued to acquire patents                                -            -         (20,000)
  Warrants issued for consulting fees                       73,003            -         129,367
  Decrease in employee advance                                   -            -           1,000
  Increase (decrease) in accounts payable                   90,173      170,426         255,604
  Stock payable                                             26,425            -          26,425
                                                        ----------  -----------   -------------
Net cash (used) by operating activity                     (105,637)    (238,983)     (4,621,267)
                                                        ----------  -----------   -------------
Cash flows from investing activities
  Purchase of equipment                                          -            -         (24,763)
  Patent acquisition                                             -            -         (58,500)
                                                        ----------  -----------   -------------
Net cash (used) by investing activities                          -            -         (83,263)
                                                        ----------  -----------   -------------
Cash flows from financing activities
  Proceeds from short-term notes payable                    10,000       62,516          90,086
  Proceeds from loans                                            -      150,000          49,000
  Proceeds (payments) on loans-related party                     -       32,198         237,280
  Proceeds from convertible debentures                           -            -       1,300,010
  Issuance of common stock                                 113,000            -       3,090,478
                                                        ----------  -----------   -------------
Net cash provided by financing activities                  123,000      244,714       4,766,854
                                                        ----------  -----------   -------------
Net increase (decrease) in cash                             17,363        5,731          62,324

Cash and equivalents-beginning                              44,961          213               -
                                                        ----------  -----------   -------------
Cash and equivalents-ending                             $   62,324  $     5,944   $      62,324
                                                        ==========  ===========   =============
Supplemental disclosures
  Interest paid                                         $        -  $         -   $           -
                                                        ==========  ===========   =============
  Income taxes paid                                     $        -  $         -   $           -
                                                        ==========  ===========   =============
  Non-cash investing and financing activities

    Value of shares issued for note payable and interest
     expense                                            $        -  $         -   $     335,890
                                                        ==========  ===========   =============
    Value of shares issued for debt conversion          $        -  $         -   $   1,627,300
                                                        ==========  ===========   =============
    Value of shares issued to acquire patents           $        -  $         -   $      20,000
                                                        ==========  ===========   =============

    The accompany notes are an integral part of these financial statements.

                             POWER TECHNOLOGY, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $12,336,926 during the period June 3, 1996 (inception) to July 31, 2005. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - Convertible Debt

In August and November 2004, the Company borrowed a total of $500,000 from Cornell Capital Partners, L.P. by issuing 5% convertible debentures, secured by substantially all of the Company's assets. A summary of the convertible notes at July 31, 2005 is as follows:

Gross proceeds from notes                   $ 500,000
Less: Loan Costs                              (75,000)
Less: Relative fair value of warrants        (173,411)
Less: Beneficial conversion feature          (251,589)
Add:  Amortization of discounts               197,917
                                            ---------
Carrying value of note at July 31, 2005     $ 197,917
                                            =========

NOTE 3 - Stockholders' Equity

During the six months ended July 31, 2005, the Company issued 6,319,091 shares of common stock for services rendered with a value of $389,677. Included in $389,677 is $18,000 for executive compensation and $371,677 for consulting services.

During the six months ended July 31, 2005 the Company granted options to a consultant for the purchase of 1,750,000 common shares at a price of $0.036 per share. The Company recognized compensation expense of $73,003 for the issuance of these options.

During the six months ended July 31, 2005, a warrant holder exercised 3,000,000 warrants for an aggregate price of $113,000.

At July 31, 2005, the Company had a stock payable of $26,425 recorded for the accrual of 455,602 common shares to be issued to the Company's president under his employment agreement.

NOTE 4 - Warrants and Options

Warrants

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the six months ended July 31, 2005 and 2004 is as follows:

                                                       2005                           2004
                                             -------------------------       ------------------------
                                                            Weighted                       Weighted
                                                             Average                        Average
                                               Warrants    Share Price        Warrants    Share Price
                                             -----------   -----------       ----------   -----------
Outstanding at beginning of period            13,240,000   $      0.12       11,990,000   $      0.12
Granted                                        1,750,000          0.04                -             -
Exercised                                     (3,000,000)         0.04                -             -
Forfeited                                    (10,490,000)         0.12                -             -
                                             -----------   -----------       ----------   -----------
Outstanding at end of period                   1,500,000   $      0.06       11,990,000   $      0.12
                                             ===========   ===========       ==========   ===========


Warrants outstanding and exercisable as of July 31, 2005:

                       Number of     Remaining     Number of
    Exercise Price       Shares         Life         Shares
    --------------     ---------     ---------     ---------
    $         0.06     1,500,000     .85 years     1,500,000

No warrants or options were granted to employees for the six months ended July 31, 2005 and 2004.

Stock options

The Company has 1,000,000 options outstanding at July 31, 2005 with an average exercise price of $0.005. There are 100,000 of these options that are exercisable as of July 31, 2005. No activity occurred for options during the six months ended July 31, 2005 and 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                                   SIX MONTHS ENDED
                                                                        JULY 31               June 3, 1996
                                                              ---------------------------    (Inception) to
                                                                 2005            2004         July 31, 2005
                                                              ----------     ------------    --------------
Revenues                                                      $        -     $          -     $      26,663
General and administrative expenses                              245,332          228,784         3,229,704
Research and development-related party                                 -           24,367         1,350,083
Reserch and development                                           11,084                -            13,679
Consulting fee                                                         -          150,000           203,171
Stock-based executive compensation and reimbursed expenses        44,425          621,254           954,320
Stock-based consulting fee                                       371,677          331,100         1,161,357
Stock-based consulting fee-related party                               -           22,500         4,665,022
Stock-based patent litigation legal fee                                -          152,000           172,250
Interest expense                                                  12,397           58,214           163,002
Financing fees                                                   125,000                -           234,126
Net (loss)                                                      (813,776)      (1,590,299)       12,336,926
Net (loss) per share                                               (0.01)           (0.02)


Six months ended July 31, 2005 compared with six months ended July 31, 2004

REVENUES. The Company had no revenues during the first six months of 2005 and 2004, and is in the development stage.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 7% to $245,332 in the six month period ended July 31, 2005, from $228,784 in 2004. This increase is principally attributable to the increase in salaries.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs were $11,084 during the six month period ended July 31, 2005 compared to $ 24,367 during the six month period ended July 31, 2004 the reduction was caused by a lack of capital available for research.

RESULTS OF OPERATIONS. The net loss of the Company decreased to $813,776 during the six month period ended July 31, 2005, as compared with a loss of $1,590,299 during the same period of 2004, an decrease of approximately 49%, and was due primarily to the a reduction in consulting fees.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                      THREE MONTHS ENDED
                                                            JULY 31,
                                              ---------------------------------
                                                   2005               2004
                                              ---------------------------------

  Net cash used in operating activities       $ (105,637)     $     (238,983)
  Net cash provided by financing activities      123,000             244,714


CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended July 31, 2005 and 2004, respectively.

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

At July 31, 2005, the Company had current assets of $ 62,324 and current liabilities of $322,671 resulting in a working capital deficit of $260,347, as compared to a working capital deficit of approximately $151,000 at January 31, 2005.

Net cash used in operating activities decreased to $105,637 for the six months ended July 31, 2005, from $238,983 for the six months ended July 31, 2004, a difference of $133,346. The 56% decrease in net cash used in operating activities was primarily attributable to decreases in general administrative expenses and research and development expenses.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-QSB for its three month period ended July 31, 2005, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

      During the quarter ended April 30, 2005, the Company issued Hugo P. Pomrehn, a director, 157,895 shares of its Common Stock, valued at $ 9,000, as director's fees, in reliance upon Section 4(2) under the Securities Act of 1933.

      During the quarter ended April 30, 2005, the Company issued F. Bryson Farrill, a director, 157,895 shares of its Common Stock, valued at $ 9,000, as director's fees, in reliance upon Section 4(2) under the Securities Act of 1933.

      During the quarter ended April 30, 2005, the Company issued 442,477 shares of its Common Stock, valued at $25,221, to Newbridge Securities Corp., pursuant to the exercise of a warrant, in reliance upon Section 4(2) under the Securities Act of 1933.

      During the quarter ended April 30, 2005, the Company issued 200,000 shares of its Common Stock, valued at $10,000, to Princeton Research Inc., pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

      During the quarter ended April 30, 2005, the Company issued 200,000 shares of its Common Stock, valued at $10,000, to Grandview Holdings Corp., pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

      During the quarter ended April 30, 2005, the Company issued 100,000 shares of its Common Stock, valued at $10,000, to an individual, pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

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

                  10.6 Amendment to Investment Rights Agreement with Cornell Capital Partners, LP is incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K current report filed on May 10, 2005

                  Exhibit  Certification Pursuant to 18 U.S.C. ss.1350 as
                  31.1 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit  Certification
                  32.1

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


                              POWER TECHNOLOGY, INC.


Date: September 14, 2005      By:  /s/ Bernard J. Walter
                                   ------------------------------------------
                                   Bernard J. Walter, President, Chief Financial
                                   Officer
                                   and Principal Accounting Officer