Form 10QSB
period 2005-10-31
POWER TECHNOLOGY INC/CN
filed 2005-12-20
CIK 1066978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE: 138,560,958 SHARES AS OF December 17, 2005.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                             POWER TECHNOLOGY, INC.

                                      INDEX

PART I. Financial Information                                                           3

Item 1.    Consolidated Financial Statements (unaudited)

Consolidated Balance Sheet as of October 31, 2005 (unaudited)                           3

Consolidated Statements of Operations for the three and nine months ended
October 31, 2005 and 2004 (unaudited)                                                   4

Consolidated Statements of Cash Flows for the nine months ended October 31, 2005
and 2004 (unaudited)                                                                    5

Notes to the Consolidated Financial Statements                                          6

Item 2.    Management's Discussion and Analysis or Plan of Operation                    8

Item 3.    Controls and Procedures                                                     10

PART II. Other Information                                                             11

Item 1.    Legal Proceedings                                                           11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                 11

Item 3.    Defaults Upon Senior Securities                                             11

Item 4.    Submission of Matters to a Vote of Security Holders                         11

Item 5.    Other Information                                                           11

Item 6.    Exhibits and Reports on Form 8- K                                           12

Signatures                                                                             13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             Power Technology, Inc.
                         (a Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                   October 31,
                                                                      2005
                                                                   ------------
Assets

Current assets:
   Cash and equivalents                                            $     36,877
                                                                   ------------
      Total current assets                                               36,877

Fixed assets, net                                                         1,130

Patents                                                                  15,100
                                                                   ------------
Total assets                                                       $     53,107
                                                                   ============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable and accrued liabilities                        $    258,620
   Stock payable                                                         49,871
   Convertible debenture payable                                         87,000
   Loans payable                                                         49,000
                                                                   ------------
      Total current liabilities                                         444,491

Long-term debt
   Convertible debentures                                               263,077
                                                                   ------------

      Total liabilities                                                 707,568
                                                                   ------------

Stockholders' (deficit):
   Preferred stock,  $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                                 --
   Common stock, $0.001 par value, 750,000,000 shares
      authorized, 138,390,958 shares issued and outstanding             138,390
   Additional paid-in capital                                        11,973,229
   (Deficit) accumulated during development stage                   (12,766,080)
                                                                   ------------

Total stockholders' (deficit)                                          (654,461)
                                                                   ------------

Total liabilities and stockholders' (deficit)                      $     53,107
                                                                   ============

    The accompany notes are an integral part of these financial statements.

                             Power Technology, Inc.
                         (a Development Stage Company)
                     Consolidated Statements of Operations
   For the three and nine months ended Octoboer 31, 2005 and 2004 and for the period June 3, 1996 (inception) to October 31, 2005
                                  (Unaudited)

                                                  For the three months ended       For the nine months ended       June 3, 1996
                                                         October 31,                       October 31,            (inception) to
                                                -----------------------------    -----------------------------     October 31,
                                                     2005            2004            2005             2004            2005
                                                -------------    ------------    -------------    ------------    ------------
Consulting Revenue                              $          --    $         --    $          --    $         --    $     26,663
                                                -------------    ------------    -------------    ------------    ------------

Expenses:
   General administrative expenses                    117,112         125,997          362,444         354,781       3,557,816
   Research & development-related party                    --              --               --          24,366       1,350,083
   Research & development                               5,300              --           16,384          18,979
   Consulting fee                                          --          25,000               --         175,000         203,171
   Stock-based executive compensation and
    reimbursed expenses                                32,446          70,018           76,871         691,272         775,766
   Stock-based consulting fee                         192,132          76,312          563,809         407,412       1,351,239
   Stock-based consulting-related party                    --              --               --          22,500       4,665,022
   Stock-based patent legal fees                           --              --               --         152,000          22,500
   Stock based patent litigation fees                      --              --               --         152,000
   Loss from impairment of related party
      advances                                             --              --               --              --         127,000
   Depreciation and amortization                        1,509           1,040            5,370           3,120          35,247
                                                -------------    ------------    -------------    ------------    ------------
                                                      348,499         298,367        1,024,878       1,830,451      12,258,823

Other income (expenses)
   Interest expense-related party                          --              --               --         (58,215)        (22,006)
   Interest expense                                    (6,795)         (5,867)         (19,192)         (5,867)       (147,791)
   Financing fees                                     (73,860)       (315,487)        (198,860)       (315,487)       (307,986)
   Impairment of long lived assets                         --              --               --              --         (55,000)
   Interest income                                         --              --               --              --             779
   Loss on foreign currency                                --              --               --              --          (1,916)
                                                -------------    ------------    -------------    ------------    ------------

Net (loss)                                      $    (429,154)   $   (619,721)   $  (1,242,930)   $ (2,210,020)   $(12,766,080)
                                                =============    ============    =============    ============    ============

Weighted average number of
   common shares outstanding-basic and
      fully diluted                               136,890,325      79,838,467      132,510,430      77,195,486
                                                =============    ============    =============    ============

Net (loss) per share-basic and fully
   diluted                                      $       (0.00)   $      (0.01)   $      (0.01)    $      (0.03)
                                                =============    ============    ============     ============

    The accompany notes are an integral part of these financial statements.

                             Power Technology, Inc.
                         (a Development Stage Company)
                     Consolidated Statements of Cash Flows
     For the nine months ended October 31, 2005 and 2004 and for the period
                  June 3, 1996 (inception) to October 31, 2005
                                   (Unaudited)

                                                                       For the nine months ended     June 3, 1996
                                                                               October 31           (inception) to
                                                                       --------------------------     October 31,
                                                                           2005           2004           2005
                                                                       -----------    -----------    ------------
Cash flows from operating activities
Net (loss)                                                             $(1,242,930)   $(2,210,020)   $(12,766,080)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities
   Depreciation and amortization expense                                     5,370          3,120          36,287
   Impairment of long lived assets                                              --             --          55,000
   Non cash expense                                                             --        265,487              --
   Loss from impairment of related party advances                               --             --         127,000
   Amortization of debt discount                                           190,160             --         263,077
   Stock issued for executive compensation and expense reimbursement        30,529        731,272         671,678
   Stock issued for consulting services                                    677,898        407,386       6,108,487
   Stock issued for consulting services-related party                           --         22,500         212,530
   Stock issued for legal fees-related party                                    --             --          22,500
   Stock issued for patent litigation legal fees                                --        152,000         152,000
   Stock issued for interest expense                                            --         51,956          60,123
   Stock issued to acquire patents                                              --             --         (20,000)
   Warrants issued for consulting fees                                          --             --          56,364
   Decrease in employee advance                                                 --             --           1,000
   Increase (decrease) in accounts payable and accrued liabilities          75,547        125,918         240,978
   Increase in stock payable                                                55,342             --          55,342
                                                                       -----------    -----------    ------------

Net cash (used) by operating activity                                     (208,084)      (450,381)     (4,723,714)
                                                                       -----------    -----------    ------------

Cash flows from investing activities
   Purchase of equipment                                                        --             --         (24,763)
   Patent acquisition                                                           --             --         (58,500)
                                                                       -----------    -----------    ------------

Net cash (used) by investing activities                                         --             --         (83,263)
                                                                       -----------    -----------    ------------

Cash flows from financing activities
   Proceeds from short-term notes payable                                   87,000         75,016         167,086
   Proceeds from loans                                                          --             --          49,000
   Proceeds (payments) on loans-related party                                   --         32,198         237,280
   Proceeds from convertible debentures                                         --        250,000       1,300,010
   Issuance of common stock                                                113,000        150,000       3,090,478
                                                                       -----------    -----------    ------------

Net cash provided by financing activities                                  200,000        507,214       4,843,854
                                                                       -----------    -----------    ------------

Net increase (decrease) in cash                                             (8,084)        56,833          36,877

Cash and equivalents-beginning                                              44,961            213              --
                                                                       -----------    -----------    ------------

Cash and equivalents-ending                                            $    36,877    $    57,046    $     36,877
                                                                       ===========    ===========    ============

Supplemental disclosures
   Interest paid                                                       $        --    $        --    $         --
                                                                       ===========    ===========    ============

   Income taxes paid                                                   $        --    $        --    $         --
                                                                       ===========    ===========    ============

Non-cash investing and financing activities

   Value of shares issued for note payable and interest expense        $        --    $        --    $    335,890
                                                                       ===========    ===========    ============

   Value of shares issued for debt conversion                          $        --    $        --    $  1,627,300
                                                                       ===========    ===========    ============

   Value of shares issued to acquire patents                           $        --    $        --    $     20,000
                                                                       ===========    ===========    ============

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $12,771,155 during the period June 3, 1996 (inception) to October 31, 2005. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Common Stock and convertible debt and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 - Convertible Debt

In August and November 2004, the Company borrowed a total of $500,000 from Cornell Capital Partners, L.P. by issuing 5% convertible debentures, secured by substantially all of the Company's assets. A summary of the convertible debentures at October 31, 2005 is as follows:

          Gross proceeds from debentures                        $ 500,000
          Less: Loan Costs                                        (75,000)
          Less: Relative fair value of warrants                  (173,411)
          Less: Beneficial conversion feature                    (251,589)
          Add: Amortization of discounts                          263,077
                                                                ---------
          Carrying value of debentures at October 31, 2005      $ 263,077
                                                                =========

NOTE 3 - Stockholders' Equity

During the nine months ended October 31, 2005, the Company issued 9,210,757 shares of common stock for services rendered with a value of $604,894. Included in this amount is $18,000 for executive compensation and $586,894 for consulting services.

                             POWER TECHNOLOGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

During the nine months ended October 31, 2005 the Company granted options to a consultant for the purchase of 1,750,000 common shares at a price of $0.036 per share. The Company recognized compensation expense of $73,003 for the issuance of these options.

During the nine months ended October 31, 2005, a warrant holder exercised 3,000,000 warrants for an aggregate price of $113,000.

At October 31, 2005, the Company had a stock payable of $49,871 recorded for the accrual of 690,061 common shares to be issued to the Company's president under his employment agreement.

NOTE 4 -Warrants and Options

Warrants

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the nine months ended October 31, 2005 and 2004 is as follows:

                                             2005                  2004
                                     --------------------   ------------------
                                                   Weighted            Weighted
                                                    Average             Average
                                                    Share                Share
                                      Warrants      Price    Warrants    Price
                                     -----------    -----   ----------   -----
Outstanding at beginning of period    13,240,000    $0.12   11,990,000   $0.12
Granted                                1,750,000     0.04           --      --
Exercised                             (3,000,000)    0.04           --      --
Forfeited                            (10,490,000)    0.12           --      --
                                     -----------    -----   ----------   -----
Outstanding at end of period           1,500,000    $0.06   11,990,000   $0.12
                                     ===========    =====   ==========   =====


Warrants outstanding and exercisable as of October 31, 2005:

                                      Outstanding
                              ------------------------------        Exercisable
                              Number of           Remaining          Number of
     Exercise Price             Shares              Life               Shares
     --------------             ------              ----               ------
       $ 0.06                 1,500,000          .60 years           1,500,000
                              =========                              =========

No warrants or options were granted to employees for the nine months ended October 31, 2005 and 2004.

Stock options

The Company has 1,000,000 options outstanding at October 31, 2005 with an average exercise price of $0.005. There are 100,000 of these options that are exercisable as of October 31, 2005. No activity occurred for options during the nine months ended October 31, 2005 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                        For the three months ended      For the nine months ended    June 3, 1996
                                                             October 31,                     October 31,             Inception to
                                                        -----------------------------   --------------------------    October 31,
                                                            2005             2004           2005           2004          2005
                                                        -------------    ------------   ------------   -----------   ------------
Consulting Revenue                                      $           0    $          0    $         0   $         0   $     26,663

Expenses:
General administrative expenses                               117,112         125,997        362,444       354,781      3,557,816

Research & development-related party                                                                        24,366      1,350,083

Research & development                                          5,300                         16,384                       18,979

Consulting fee                                                                 25,000                      175,000        203,171

Stock-based executive compensation and
  reimbursed expenses                                          32,446          70,018         76,871       691,272        775,766

Stock-based consulting fee                                    192,132          76,312        563,809       407,412      1,351,239

Stock-based consulting-related party                                                                        22,500      4,665,022

Stock-based patent legal fees                                                                              152,000         22,500

Stock based patent litigation fees                                                                                        152,000

Loss from impairment of related party advances                                                                            127,000

Depreciation and amortization                                   1,509           1,040          5,370         3,120         35,247
                                                        -------------    ------------   ------------   -----------   ------------
                                                              348,499         298,367      1,024,878     1,830,451     12,258,823

Other income (expenses)
Interest expense-related party                                                                             (58,215)       (22,006)

Interest expense                                               (6,795)         (5,867)       (19,192)       (5,867)      (147,791)

Financing fees                                                (73,860)       (315,487)      (198,860)     (315,487)      (307,986)

Impairment of long lived assets                                                                                           (55,000)

Interest income                                                                                                               779

Loss on foreign currency                                           --                                                      (1,916)
                                                        -------------                                                ------------

Net (loss)                                              $    (429,154)   $   (619,721)  $ (1,242,930)  $(2,210,020)  $(12,766,080)
                                                        =============    ============   ============   ===========   ============

Weighted average number of
common shares outstanding-basic and fully diluted         136,890,325      79,838,467    132,510,430    77,195,486
                                                        =============    ============   ============   ===========

Net (loss) per share-basic and fully diluted            $      (0.00)    $      (0.01)  $      (0.01)  $     (0.03)
                                                        =============    ============   ============   ===========

Three months ended October 31, 2005 compared with three months ended October 31, 2004

REVENUES. The Company had no revenues during the first three months of 2005 and 2004, and is in the development stage.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately 7% to $117,112 in the three month period ended October 31, 2005, from $125,997 in 2004.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs were $5,300 during the three month period ended October 31, 2005 compared to $0 during the three month period ended October 31, 2004. The increase was caused by out of pocket expenditures for research and development activities related to the design of equipment necessary to manufacture the Company's reticulated vitreous carbon current collectors for it battery technology..

STOCK BASED EXECUTIVE COMPENSATION AND REIMBURSED EXPENSES. Stock based executive compensation decreased because the shares issuable to Bernard J Walter pursuant to his Employment Agreement depends on the total number of shares issued by the Company and fewer total shares were issued during the three months ended October 31, 2005 compared with three months ended October 31, 2004.

STOCK BASED CONSULTING FEE. Stock based consulting fee increased to $192,132 during the three month period ended October 31, 2005 compared to $76,312 during the three month period ended October 31, 2004. The increase of approximately 252% was due primarily to the issuance of shares valued at $129,500 pursuant to a Media production consultant contract with Clearvision, Inc., the issuance of shares valued at $19,566 pursuant to an Edgar services consultant contract and the issuance of shares valued at $40,000 for services to be rendered during the fourth quarter pursuant to a consulting contract.

RESULTS OF OPERATIONS. The net loss of the Company decreased to $429,154 during the three month period ended October 31, 2005, as compared with a loss of $619,721 during the same period of 2004, a decrease of approximately 31%, and was due primarily to a reduction in financing fees.

Nine months ended October 31, 2005 compared with nine months ended October 31, 2004

REVENUES. The Company had no revenues during the first nine months of 2005 and 2004, and is in the development stage.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately 1% to $362,444 in the nine month period ended October 31, 2005, from $354,781in 2004.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs were $16,384 during the nine month period ended October 31, 2005 compared to $24,366 during the nine month period ended October 31, 2004. The reduction was caused by a lack of capital available for research and because significant research and development activities were being performed by a salaried employee rather than consultants and third parties.

RESULTS OF OPERATIONS. The net loss of the Company decreased to $1,242,930 during the nine month period ended October 31, 2005, as compared with a loss of $2,210,020 during the same period of 2004, a decrease of approximately 44%, and was due primarily to reductions in consulting fees, stock based executive compensation and reimbursement expenses, and stock based patent legal fees and financing fees.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                    NINE MONTHS ENDED
                                                       OCTOBER 31,
                                                 2005               2004
                                            ---------------------------------

Net cash used in operating activities       $ (208,084)         $ (450,381)
Net cash provided by financing activities   $  200,000          $  507,214
Net cash used by investing activities       $       (0)         $       (0)

CAPITAL EXPENDITURES. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended October 31, 2005 and 2004, respectively.

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

The Company will require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of liabilities and for expansion of further research and development and marketing. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing, or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance its products, services, or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition, and results of operations.

At October 31, 2005, the Company had current assets of $ 36,877 and current liabilities of $444,491 resulting in a working capital deficit of $407,614, as compared to a working capital deficit of approximately $151,000 at January 31, 2005.

Net cash used in operating activities decreased to $(208,084) for the nine months ended October 31, 2005, from $(450,381) for the nine months ended October 31, 2004, a difference of $242,291. The 53% decrease in net cash used in operating activities was primarily attributable to decreases in general administrative expenses.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-QSB for its three month period ended October 31, 2005, has concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS. There were no changes in the Company's internal controls or in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2005, Merrill Communications, LLC ("Merrill") filed a civil action, # 846,770, Merrill Communications, LLC v. Power Technology, Inc. aka and dba PWTC Battery Co and Power Technology, in the County Civil Court at Law No. 2 in Harris County, Texas. Merrill alleges the Company is liable to Merrill in the principal sum of $30,349.25 on a sworn account for Edgar filings transmitted to the SEC. Merrill seeks interest and attorneys fees in at least the sum of $10,115.00. The Company has filed a general denial and intends to vigorously defend the suit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEDS

On February 2, 2005, the Company issued 1,850,000 shares of its Common Stock, valued at $98,050 to Jeffery Goddard, pursuant to a Media production consultant contract with Clearvision,, Inc., in reliance upon Section 4(2) under the Securities Act of 1933.

On April 18, 2005, a warrant holder exercised a warrant for 1,250,000 shares of common stock for an aggregate price of $50,000.

On April 18, 2005, the Company issued 375,000 shares of its Common Stock, valued at $15,000 pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

On June 2, 2005, the Company issued 375,000 shares of its Common Stock, valued at $28,125 pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

On June 8, 2005, the Company issued 1,816,667 shares of its Common Stock, valued at $143,517, to Jeffery Goddard, pursuant to a Media production consultant contract with Clearvision, Inc., in reliance upon Section 4(2) under the Securities Act of 1933.

On June 29, 2005, the Company issued 375,000 shares of its Common Stock, valued at $22,500 pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

On July 26, 2005, a stock option holder exercised a warrant for 1,250,000 shares of common stock for an aggregate price of $63,000.

On September 7, 2005, the Company issued 1,850,000 shares of its Common Stock, valued at $129,500 to Jeffery Goddard, pursuant to a Media production consultant contract with Clearvision, Inc., in reliance upon Section 4(2) under the Securities Act of 1933.

On September 7, 2005, the Company issued 375,000 shares of its Common Stock, valued at $26,250 pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

On October 17, 2005, the Company issued 133,333 shares of its Common Stock, valued at $9,733 to Shai Stern, pursuant to an Edgar Services consultant contract with Vintage Filings, LLC. in reliance upon Section 4(2) under the Securities Act of 1933.

On October 17, 2005 the Company issued 133,333 shares of its Common Stock, valued at $9,733 to Seth Farbman, pursuant to an Edgar Services consultant contract with Vintage Filings, LLC, in reliance upon Section 4(2) under the Securities Act of 1933.

On October 14, 2005 the Company entered into a Securities Purchase Agreement (the "Agreement") and other related agreements with CSI Business Finance, Inc. ("CSI") regarding the issuance of a 12% secured convertible debenture in the principal amount of $87,000 (U.S.), due April 12, 2006 (the "Debenture"), CSI has the right under certain circumstances ot convert the principal and interest due on the Debenture into shares of Common Stock at a conversion price of $.08 per share.

On October 28, 2005 the Company issued 400,000 shares of its Common Stock valued at $40,000, pursuant to a consultant contract, in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10.1 Securities Purchase Agreement with CSI Business Finance, Inc. dated October 14, 2005 is incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on October 14, 2005.

10.2 12% Secured Convertible Debenture issued to CSI Business Finance, Inc. dated October 14, 2005 is incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K current report filed on October 14, 2005.

10.3 Security Agreement with CSI Business Finance, Inc. dated October 14, 2005 is incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K current report filed on October 14, 2005.

10.4 Investor Registration Rights Agreement with CSI Business Finance, Inc. dated October 14, 2005 is incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K current report filed on October 14, 2005.

31.1 Certification

31.2 Certification

(b) Reports on Form 8-K.

On October 14, 2005 a Form 8-K current report was filed by the Company regarding the Company's entering into a Securities Purchase Agreement dated as of October 14, 2005 (the "Agreement") and other related agreements with CSI Business Finance, Inc. ("CSI") regarding the issuance of a 12% secured convertible debenture in the principal amount of $87,000 (U.S.), due April 12, 2006 (the "Debenture"), in reliance upon Section 4(2) under the Securities Act of 1933.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             POWER TECHNOLOGY, INC.

Date: December 17, 2005      By:  /s/ Bernard J. Walter
                                  ------------------------------------------
                                  Bernard J. Walter, Chief Executive Officer,
                                  President, principal fianancial officer and
                                  principal accounting officer