Form 10KSB/A
period 2004-01-31
POWER TECHNOLOGY INC/CN
filed 2006-02-24
CIK 1066978

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

          |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

          | |     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to __________

                         Commission File Number: 0-24857
                         -------------------------------

                             POWER TECHNOLOGY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                       88-0395816
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               109 N. Post Lane, Suite 422, Houston, Texas 77024
               --------------------------------------------------
                    (Address of principal executive offices)

ISSUER'S TELEPHONE NUMBER:  (713) 621-4310

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
            N/A                                     N/A

Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.001

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $ -0-.

      The aggregate market value of voting stock held by non-affiliates of the registrant as of May 24, 2004: Common stock, $.001 par value: $1,583,322

      The number of shares of the registrant's common stock outstanding as of January 31, 2004:
                  47,424,488 shares.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format:

                                 Yes | | No |X|

EXPLANATORY NOTE

The only changes in this Form 10-KSB/A for the fiscal year ended January 31, 2004 from the Form 10-KSB filed by the Issuer for the fiscal year ended January 31, 2004, which was filed May 28, 2004, are contained in the Report of Independent Registered Public Accounting Firm, page F-1, and in certain of the Notes to the Consolidated Financial Statements, specifically note 2, note 4 and note 9.

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

                                                                                       Long-Term Compensation
                                                                              -------------------------------------
                                           Annual compensation(1)
                                   -----------------------------------                Awards                Payouts
                                                                              ---------------------------   -------
                                                               Other                          Securities
Name and                                                       Annual         Restricted      Underlying                All Other
Principal                Fiscal                                Compen-        Stock           Options/      LTIP        Compen-
Position                 Year      Salary       Bonus          sation         Awards          SARs          Payouts     sation
--------                 ----      ------       -----          ------         ------          ----          -------     ------
Lee A. Balak, Chief
Executive Officer,
President and Director   2004      $     0      $     0        $    0        $150,000         $      0      $     0     $     0


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

3(iii)By-Laws                       The By-Laws are incorporated herein by
                                    reference to Exhibit 3(iii) to the Form
                                    10-SB registration statement of the Company
                                    (File No. 0-24857) 10. Material Contracts

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

                             POWER TECHNOLOGY, INC.

Date: February 22, 2006


By: /s/ Bernard J. Walter
--------------------------------------------
Bernard J. Walter
Director, President, Treasurer, Chief
Financial Officer and Principal Accounting Officer



                                              /s/ Hugo P. Pomrehn
                                              ----------------------------------
                                              Hugo P. Pomrehn
                                              Director



                                              /s/ Bernard J. Walter
                                              ----------------------------------
                                              Bernard J. Walter
                                              Director

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

Independent Auditors' Report                                                F-1

Balance Sheets                                                              F-2

Statements of Operations                                                    F-3

Statements of Changes in Stockholders' Equity                               F-4

Statements of Cash Flows                                                    F-5

Footnotes                                                                   F-6

Beckstead and Watts, LLP
Certified Public Accountants

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Power Technology, Inc.
Las Vegas, Nevada

We have audited the Balance Sheets of Power Technology, Inc. (the "Company"), as of January 31, 2004 and 2003, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. as of January 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts LLP


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


                                                              FOR THE YEARS ENDED        JUNE 3, 1996
                                                                  JANUARY 31,           (INCEPTION) TO
                                                         -----------------------------    JANUARY 31,
                                                             2004            2003            2004
                                                         -------------   -------------   -------------
Consulting Revenue                                       $         --    $     25,000    $     26,663
                                                         -------------   -------------   -------------

Expenses:
   General administrative expenses                             58,878         286,037       2,692,303
   Research &development - related party                          --         144,894       1,350,083
   Consulting fees                                            156,500              --         156,500
   Consulting fees - related party                             97,700       1,761,416       4,665,022
   Loss from impairment of related party advances                  --         127,000         127,000
   Depreciation and amortization                                4,160           3,120          20,917
                                                         -------------   -------------   -------------
                                                              317,238       2,322,467       9,011,825

Other income (expense):
   Interest expense                                           (32,810)         (1,087)       (114,999)
   Interest income                                                  2               4             779
   Loss on foreign currency                                        --              --          (1,916)
                                                         -------------   -------------   -------------

Net (loss)                                               $   (350,046)   $ (2,298,550)   $ (9,101,298)
                                                         =============   =============   =============

Weighted average number of
   common shares outstanding - basic and fully diluted     39,384,738      27,419,549
                                                         =============   =============

Net (loss) per share - basic and fully diluted           $      (0.01)   $      (0.08)
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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and, ultimately, the achievement of significant operating revenues. The Company's specific plans to raise funds include the sale of its restricted common stock, the issuance and sale of convertible notes, the use of proceeds from the sale of its common stock pursuant to warrants and options and borrowings from shareholders or third parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

NOTE 4 - PATENTS

During January 1998, the Company contracted with Neo-Dyne Research, Inc. ("Neo-Dyne") to develop certain battery technology and secure a patent on the technology. As consideration for the transaction, the Company issued 900,000 and 600,000 shares of its $0.001 par value common stock to Alvin Snaper and William McNerney, respectively, the principals of Neo-Dyne, who then became officers and directors of the Company. Lee Balak, the Company's president, also received 3,500,000 shares of the Company's $0.001 par value common stock under the terms of the agreement. Pursuant to this agreement, Power Technology acquired the rights to U.S. Patent 6,060,198, an "Electrochemical Battery Structure and Method" patent which covers the basic invention of a metal battery plate comprised of rigid elongated tendrils that form a conductive structure with substantial additional surface area that is exposed to a battery.

On June 9, 1998, the Company acquired patent number 4,107,997 issued by the U.S. Patent office in 1978 from Alvin Snaper, a former director and officer of the Company. The Company paid $45,000 and 100,000 shares of Common Stock valued at $10,000 for the patent. The patent is for an alloy sensor which generates a current when in contact with water or other aqueous composition and is useful in detecting the presence of water in a fuel tank.

Also during 1998, the Company acquired patent number 5,442,846 from Alvin Snaper, a former director and officer of the Company, for 100,000 shares of Common Stock valued at $10,000. This patent is a procedure and apparatus for joining large diameter pipe utilizing magnetic pulse methods, a cold form method joining a metal sleeve around the ends of two abutting metallic pipes.

Patent asset as of January 31, 2004 consisted of the following:

    Battery patent                                       $  13,500
    Water sending patent          $  55,000
    Pipe joining patent                                  $  10,000
                                                         ---------
    Patents                                              $  78,500

The patent assets were valued at cost. Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

During the year ended January 31, 2004 there were no options outstanding, granted, exercised or forfeited.

Activity of warrants during the year ended January 31, 2004 is as follows:


                                             2004

                                    Warrants         Weighted
                                                     Average
                                                     Share Price
                                                     --------------

Outstanding at                     490,000                    $ 0.81
Beginning of year

Granted                         11,500,000                    $ 0.09
Exercised                               --                        --
Forfeited                               --                        --

Outstanding at                  11,990,000                    $ 0.12
end of year

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