Form 10KSB
period 2006-01-31
POWER TECHNOLOGY INC/CN
filed 2006-05-16
CIK 1066978

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

COMMISSION FILE NUMBER: 0-24857

POWER TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA
(State or Other Jurisdiction of
Incorporation or Organization)

88-0395816
(I.R.S. Employer Identification No.)

109 NORTH POST OAK LANE, SUITE 422
HOUSTON, TX 77024
(Address of principal executive offices)

713.621.4310
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: N/A
NAME OF EACH EXCHANGE ON WHICH REGISTERED: N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ____

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Issuer's revenues for the year ended January 31, 2006 were $-0-.

The aggregate market value of Common Stock held by non-affiliates of the registrant at May 1, 2006, based upon the last reported sales prices on the OTCBB, was $21,234,361.

As of May 1, 2006, there were 141,562,412 shares of Common Stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Power Technology, Inc. (the "Company"), a Nevada corporation, was incorporated on June 3, 1996. However, we did not conduct any significant operations until March 1998 when we acquired all of the issued and outstanding capital stock and assets of PowerTek Technology Corporation, Inc. (formerly called Power Technology, Inc.). Power Technology changed its corporate name from "Zepplin Production Corp." to Power Technology, Inc. in March 1998 to reflect the change in the purposes and nature of its business.

We are a research and development company. During the past three years, our business development has included the research and development of improved technology for deep cycle batteries; the manufacture of preliminary prototype batteries; the filing and prosecution of patent applications on its technology of a battery current collector comprised of reticulated carbon substrate to which a lead-tin containing alloy is deposited and the design of equipment and machinery to manufacture our unique battery current collectors. We have not been involved in any bankruptcy, receivership or similar proceedings and have not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BATTERIES

Our primary business has been to develop improved technology for batteries to be used in electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric wheelchairs, electric power management, uninterruptible power supply systems, automobiles, aircraft, marine and submarine craft. Our battery technology has passed from the "proof of principle" stage, by which we validated the proposition that lead acid battery current collectors comprised of reticulated vitreous carbon (“RVC”) foam plates onto which a lead tin alloy has been deposited are a significant improvement over existing solid lead current collectors. We have manufactured preliminary prototype batteries, original, full-scale, working models of our new product, using methods that would not be practical for economically manufacturing batteries on a commercial scale.

Our goal has been the development of batteries that (i) are smaller and lighter than conventional batteries which produce the same electrical capacity, (ii) have a higher specific energy density, (iii) have a higher energy efficiency, (iv) have a quicker recharge rate, (v) will be more cost effective, and (vi) will be more environmentally friendly.

We intend to continue our development efforts to be funded in part through licensees and industrial joint venture partners and from the sale of our securities.

The importance of electric vehicles and hybrid vehicles in the United States and abroad has increased because of concerns regarding air pollution, global climactic changes, ozone layer depletion, noise abatement, increase in the price of gasoline, and dependence on imported oil. However, because of the costs and limited range of currently available batteries, the production and sales of electric vehicles has been very limited. There appears to be substantial demand for a high power, durable, high charge/discharge rate battery for electric cars and other hybrid electric vehicles (such as two and three wheeled vehicles that are numerous in Europe and third world countries).

Our future business prospects are substantially dependent upon the ability of Power Technology, its joint venture partners and licensees to develop, manufacture and sell products based on our battery technologies. Additional development efforts will be required before products based on our technologies can be manufactured and sold commercially. There can be no assurance that certain products based on our technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance or that competing products and technologies will not render products based on our technologies obsolete or noncompetitive.

In certain fields, we may enter into licensing or joint venture agreements with established companies. Any revenues or profits which may be derived by us from these arrangements will be substantially dependent upon the willingness and ability of our licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

Our ability to compete effectively with other companies will depend, in part, on our ability to protect and maintain the proprietary nature of its technology. There can be no assurance that our patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that our patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable us to prevent third parties from producing products using similar technologies or processes. There can also be no assurance that we will not become involved in disputes with respect to the patents or proprietary rights of third parties.

BATTERY TECHNOLOGY

The battery we are developing is an electrochemical battery of the type having a positive plate, a negative plate, an electrolyte contacting and bridging the plates, and a transducer in contact with the plate(s) to apply electronic energy to the plate(s). Each plate is comprised of a rigid metal structure which significantly increases the exposed surface area of the plates for the paste to be in contact. The surface structure of the plates is specially coated with an electrically conductive metal.

GLOSSARY OF TECHNICAL TERMS

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

Deep Cycle Battery - A battery designed to regularly discharge 80 percent or higher of its capacity before recharging. A deep cycle battery has less instant energy than a starting, lighting and ignition battery but it has greater long-term energy delivery.

Deep Cycle Discharge - A qualitative term indicating the withdrawal of a significant percentage of capacity (typically, 80 percent or more)

Electrical Efficiency (%)- The amount of the discharge capacity in amp hours:(Ah) divided by the amount of recharge capacity in (Ah)

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

Lead Tin Containing Alloy - a homogeneous mixture or solid solution of lead and tin metals.

PAM - Positive active material, it is the constituents of a cell that participate in the electrochemical charge/discharge reactions. (paste on the positive plate)

Power Density (W/L) the amount of power a battery can delivery per unit volume. It is measured by the number of watts divided by the volume in liters.

Reticulated Carbon Substrate - a carbon material with reticulate structure and is used as a surface on which another material is coated or attached.”

Reticulated Vitreous Carbon (“RVC”) - is an electrically conductive, highly porous, rigid, open cell, pure carbon, foam structure with a high melting point, high chemical inertness, and low bulk thermal conductivity. RVC has an exceptionally high void volume (97%), a high surface area combined with self supporting rigidity, low resistance to fluid flow, an ability to hold infused materials, and superior resistance to very high temperatures in non-oxidizing environments.

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

* * * * * * * *

Electrochemical batteries typically include a pair of oppositely charged plates (positive and negative) with electrolyte to convey ions from one plate to the other when the circuit is completed.

Conventional lead-acid batteries typically use lead molded into a grid pattern as a current collector. The surface area of a conventional lead current collector is approximately 4.6 cm(2) per cm(3). Our battery employs a high specific surface area, 18 cm(2) per cm(3), open-cell, RVC electrode structure coated with a lead-tin alloy to advance the reliable lead-acid chemistries to new performance levels by significantly increasing the utilization efficiency of PAM.

Because the capability of a battery is directly related to the surface area of its current collectors which are in contact with paste, their capability is usually enhanced by sculpting their surfaces to increase and open up their surface areas. Our technology further increases the surface areas of the plates without compromising their strength or resistance to vibration, erosion and loss of material. Our technology also increases the energy density for both the weight and size of the battery. The size of our battery is significantly reduced compared to a traditional lead-acid battery of the same amp-hour capacity.

CATELLA RESEARCH LABORATORY TEST REPORT

Our preliminary prototype batteries were independently tested by B C Research, Inc of Vancouver Canada, by the Long-Yuan Shuang-Deng battery company of China and by the Catella Generics Centre of Battery Technology ("Catella') in Sweden.

The test report from Long-Yuan Shuang-Deng battery manufacture states that the positive active material utilization efficiency of our battery was 63% as compared to the conventional lead acid battery's 35%.

The Catella report concluded that our battery gives improved properties to lead-acid batteries. Catella's report says:

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

The following table shows part of the data summary in Catella test report. The test was to compare the performance of Power Technology's reticulated plates and conventional lead-acid battery grids. The test was carried out with single two volt cell arrangement which comprising two negative plates and one positive. Single cell testing is a common practice used by battery manufactures in the research stage for concept proofing and prototype testing.

	Power Technology Battery	Conventional Lead-Acid Battery

Cut Off Voltage (V)	1.75	1.75

Capacity (Ah)	21.7	12.5
Amp hours

PAM Efficiency (%)	67	38

Our proprietary reticulated-structure battery has been independently proven to provide performance characteristics (most notably, high specific energy density) that are suitable to pure electric vehicles such as the neighborhood electric vehicle (NEV).

We believe our lead-acid battery technology has the following advantages over conventional lead acid battery:

1.
The reticulated grid offers up to four times higher effective surface area per unit volume as compared to a typical molded lead current collector grid used in conventional lead-acid batteries. The higher surface area and the shortened distance between ours current collector wires and the active material particles, generate a higher utilization efficiency of the active material which is a key parameter for the improvement of the lead-acid battery.

2.
The weight per unit volume of the reticulated grid, depending on the lead-alloy coating thickness, can be as much as two to four times lower than for a conventional grid. Thus, significant savings in battery weight can be achieved. As a result of that, weight saving of our battery plates for equivalent power delivered is 40% to 50% lighter than a conventional lead-acid battery. Fewer and lighter plates mean our battery is 30% to 50% smaller and lighter, compared to a regular lead-acid battery.

3.
An increase of the active material utilization efficiency improves the specific energy. In electric vehicles the specific energy is directly correlated with the driving range. Generally, a 50% improvement in specific energy increases the driving range of an electric vehicle by about 74%.

4.
The reticulated structure increased the utilization efficiency by up to 65%. This increase coupled with the weight reduction, resulted in a specific energy increase of up to 60% versus a conventional lead-acid battery equipped with book-mould grid.

5.
The cycle life of our reticulated battery was tested with deep cycle discharge protocol. Cycling results at a one-hour discharge rate showed the battery last 700 cycles before the battery could not be recharged to 80% of the rated specific capacity.

6.
The amount to time required to fully recharge our battery is significantly less than conventional lead acid battery. AccelRate Power Systems Inc., formerly Key Capital Group, manufactures battery chargers and tested our prototype. AccelRate reported that their testing showed our  battery can be fully recharged in 2.5 hours compared to a conventional lead-acid battery that takes 6-8 hours. AccelRate's test report also shows there is insignificant temperature rise when charging as compared to a conventional lead-acid battery whose temperature rise under charge is significant.

We are unaware of any competitor which uses technology similar to our own for current collectors in lead acid batteries.

PILOT PLANT

We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab and side frames on the individual RVC plates, depositing the lead tin alloy on the RVC plate by electroplating, applying battery paste onto the individual RVC foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for insertion of our current collector into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing a pilot plant facility in Vancouver, British Columbia, Canada. We have leased from Vizon Scitec Inc., approximately 1000 square feet of space located at BC Research Complex, 3650 Westbrook Mall, Vancouver, British Columbia, Canada, for a minimum term of three months beginning May 1, 2006, at the rate of approximately $1,300 per month. Management has determined that we will need approximately 2,500 square feet of industrial space to house our pilot plant and that suitable space, properly equipped with necessary power, other utilities, and required environmental equipment is available in Vancouver at a cost of approximately $3,150 per month. We have engaged in discussions regarding potential property for a longer lease term and Management is confident of its ability to secure suitable space for our pilot plant as it becomes necessary.

The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers. The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors.

Management has engaged in discussion, planning, and negotiations with an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. This firm has provided us with a written proposal to provide us with the equipment, materials, technology transfers and processes to manufacture RVC plates suitable for current collectors. Based on the engineering and design that has been performed and the written proposal provided, we estimate that the consulting costs, equipment, and materials to enable us to begin manufacturing RVC plates will be approximately $110,000. This system will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per moth. We estimate it will take approximately one month before we are ready to manufacture the RVC in a batch process.

We have signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. Mr. McCormick has provided us with the specifications for all equipment, supplies, materials, chemicals, instruments, utilities and machinery that will be required for production of RVC. Mr. McCormick will provide us with a detailed written report and manufacturing procedures manual describing the process to be utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick will be present at our facility in Vancouver, British Columbia, Canada to demonstrate in person to our Chief Technology officer, Joey Jung, and other personnel the proper manufacturing procedures for making RVC. Mr. McCormick will supervise the hands on practice of manufacturing RVC by our personnel. The technology transfer provided will include full disclosure to us of all pertinent information including procedures used and problems to be avoided, appropriate vendors for raw materials and equipment, outlines for further scale up as appropriate and an overview of the prior art of production of RVC foam, focusing on those processes that have actually proved to be efficient and workable. We have ordered the equipment, machinery and supplies necessary for the production of RVC and anticipate that it will be delivered to us in May and June of 2006. We will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process developed will be manual rather than automated but will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

Wirtz Manufacturing Company, Inc., a company which specializes in designing and building equipment used to manufacture lead-acid batteries, has built us various prototype molds to cast the top lead frame and tab onto the uncoated RVC foam plates. Wirtz has completed the engineering and has machined a double panel casting mold designed to cast a lead top frame with lug and two side frames on uncoated RVC foam plates. Wirtz is scheduled to complete the process of testing this casting mold in June of 2006. This casting mold was designed to be used in a conventional grid casting machine, which manufactures typical lead battery current collectors. The casting mold is designed for 6" x 6" current collectors. The configuration of the double panel casting mold is designed so that it will fit into conventional current collector pasting machines which cost approximately $50,000. Following testing of the mold additional design may be necessary to adapt the mold to an existing manufacturing machine so that the top frame, lug and side frames may be cast at high speed on individual RVC foam plates.

We engaged in discussion, planning, and negotiations with Technic, Inc., an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment. We entered into an agreement dated January 12, 2006, with Technic, Inc. for the purchase of machinery to apply lead tin plating to RVC plates for our battery systems. The lead tin plating system includes the necessary hoist with motorized trolley structural support steel with trolly track and electrical tag line, steel tanks with locating saddles and twin 60 inch air blow-off manifolds, rectifiers, and its accessories for the plating system. We also purchased air agitation blowers and air handling ducts for the system. The total price for lead tin system and air agitation equipment was $101,775. The manufacture of the plating system and air agitation equipment has been completed and they have been delivered to our facility in Vancouver, British Columbia. The plating system is a manual line capable of plating 250 current collectors per eight hour shift. Management believes the plating system will demonstrate that the electroplating of the current collectors can be performed efficiently. Technic, Inc. has provided us with designs and proposals to increase the system capacity by adding six additional plating stations, additional rectifiers, an automated hoist and a computer controlled, programmable, automation package that would increase the system capacity to plate approximately 1000 to 1200 current collectors per eight-hour shift. The price of automation package proposal is $278,000. By increasing the number of tanks and other equipment and machinery, the electroplating system's capacity could be further increased.

We have engaged in discussion, planning, and negotiations with two engineering and manufacturing firms which specialize in designing and manufacturing battery plate pasting equipment to design and construct equipment capable of applying battery paste on lead-tin coated RVC current collectors. Based on the engineering and design that has been performed, we estimate that that the battery pasting machine needed to apply battery paste onto our individual current collectors will cost approximately $95,000 and that it will take two to three months to build.

To fund this pilot plant project we have used and intend to use general corporate funds, which include the proceeds from the sale of Secured Convertible Debentures to Cornell Capital Partners, L.P., and proceeds from the exercise of stock options and warrants, as discussed in the section entitled “Liquidity and Capital Resources” herein.

Our lead acid battery is not yet commercially successful because we have not yet designed and built the equipment necessary to manufacture our batteries in commercial quantities. RVC current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. Our battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be built. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. There can be no assurance that we can manufacture our current collectors or batteries cost effectively on a commercial scale. Management believes and anticipates that its pilot plant can be completed and we can begin manufacturing current collectors by June 2006; however, there can be no assurance that this will occur.

There can be no assurance that we can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than us.

Our preliminary testing indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. Management’s discussions with various manufacturers lead us to believe that there would be a significant demand for our battery, if it can be manufactures economically on a commercial scale. We also believe our battery has a number of applications such as electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric power management, uninterruptible power supply systems, aircraft, marine, and submarine craft and for starting batteries for automobiles. We are designing various prototype batteries for such applications.

LICENSING AGREEMENTS

We do not intend to manufacture and sell our batteries. We do plan to manufacture our proprietary current collectors which would be a component part of a lead acid battery. We own the rights to U.S. Patent Application Serial Number 10/809,791 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to a current collector for use in lead-acid batteries comprising a reticulated carbon substrate having circuitous pores and a layer of lead tin alloy applied to the reticulated carbon substrate. We plan to license our technology to other entities. We intend to discuss and explore various possible business combinations or transactions with established battery manufacturers. These may include joint venture agreements, licensing agreements, technology transfer agreements or other agreements by which established manufacturers acquire the right to employ our technology to manufacture batteries. We plan to provide prototype batteries and demonstrate our pilot plant equipment to established battery manufacturers. We intend to negotiate licensing agreements with manufacturers by which we would permit established battery manufacturers to make batteries using our proprietary technology. The business model for these agreements would involve the payment to Power Technology of a substantial up-front licensing fee and a royalty payment for each RVC current collector manufactured pursuant to the licensing agreement. The distribution method for batteries employing our unique current collectors will be by third parties who manufacture and sell the batteries pursuant to include joint venture agreements, licensing agreements, technology transfer agreements or other agreements. We have not yet executed any licensing agreements, technology transfer agreements or other similar agreements. Any revenues or profits which we may derive from these arrangements will be substantially dependent upon the willingness and ability of our licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

In November 2005, our management traveled to Taiwan to meet with management and engineers from Kung Long Batteries Industrial Co., Ltd., (‘Kung Long”), a publicly traded expert manufacturer of lead acid batteries. Kung Long’s stock is listed on the Taiwan Stock Exchange under the symbol 1537.TW. Kung Long owns and operates two manufacturing facilities in Taiwan and one in Viet Nam. It manufactures more than 200 different types of batteries, including batteries for electric vehicles, uninterrupted power supply systems, alternative energy systems, solar energy systems, mobile energy, motorcycle and automotive uses. Kung Long exports its products to Asia, the U.S.A., Europe, and other countries. We discussed with Kung Long management and engineers our technology, and possible technology transfer, licensing, royalty and joint venture agreements. We signed a memorandum of understanding with Kung Long concerning the commercialization of Power Technology’s advanced lead acid battery technology. Pursuant to this agreement, on February 20, 2006 we delivered to Kung Long 22 positive and 28 negative current collectors for its testing and evaluation. During the week of April 24, 2006, our Chief Technology Officer, Joey Jung, who is fluent in Chinese, met in Taiwan with Kung Long engineers and managers to discuss Kung Lon’s preliminary testing of our current collectors and technical issues relating to the manufacturing of our battery. Based on that testing, Kung Long has decided to use our current collectors, our core patent pending technology, to manufacture a working prototype battery. Kung Long intends to thoroughly test and evaluate our battery’s performance. Discussions with Kung Long included the negotiation of technology transfer, license, and royalty agreement or a joint venture agreement that would enable Kung Long to build a new manufacturing facility to produce Power Technology batteries.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIROMENTAL LAWS

We purchased air agitation blowers and air handling ducts at a cost of approximately $7,500 for our lead tin plating system. The industrial space where we have located our pilot plant is equipped with all necessary equipment that will enable us to comply with the applicable federal, provincial and local environmental laws relating the operation of our pilot plant.

PROTOTYPE BATTERIES

Pursuant to a Technology Development and Support Agreement, during 2001 scientists employed by BC Research, Inc. (“BCR”) manufactured four prototype batteries for us that included current collectors composed of RVC plates on which a lead-tin alloy had been deposited by electroplating. Two prototypes were 50 ampere hour capacity, 12 volt batteries that were 4.5 inches wide, 6.5 inches long, 6 inches high and weighed 11 Kilograms. These two prototype batteries each took approximately 21 man hours to construct. One prototype was a 75 ampere hour 12 volt battery that was 5 inches wide, 8.5 inches long, 6 inches high, weighed 14 Kilograms and it took approximately 25 man hours to construct. One prototype was a 310 ampere hour, 2 volt battery that was 5.7 inches wide, 8.5 inches long, 6 inches high, weighed 14 Kilograms and it took approximately 32 man hours to construct. In the fall of 2005, we manufactured a 30 amp hour, 12 volt prototype battery that was 5 inches wide, 7.5 inches long, 6 inches high, weighed 9.5 Kilograms.

We are preparing to produce prototype versions of our battery that will be built in a variety of configurations using methods that management anticipates will be practical for economically manufacturing batteries on a commercial scale. We have equipment which enables us to deposit lead tin alloy on RVC plates in our laboratory. Once our pilot plant is completed, we intend to manufacture current collectors. We have on hand a total of 110 RVC current collectors onto which a top lead frame and tab have been cast and which have had a lead-tin allow applied. Seventy of these have lead side frames cast on them. We also have on hand approximately 750 RVC foam plates, which measure 6 inches by 6 inches by 3mm. These 750 plates are suitable being made into current collectors for our batteries by having frames and tabs cast on them and having a lead tin alloy applied to them and having battery paste applied to them. Once we have manufactured these plates into current collectors and applied battery paste to them, we intend to use them to manufacture 12 volt prototype batteries. The number of RVC plates used as current collectors in a single 12 volt battery will vary depending on the type, size and amp hour capacity of a battery.

BATTERY COMPETITION

The market for our batteries and other proposed products is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our proposed battery products are targeted at the established deep cycle battery market and at the emerging market of electric powered automobiles and other electric vehicles. Our competitors offer a variety of products and services to address these markets. We currently face direct and indirect competition from traditional batteries.

The battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, A.C. Delco, Johnson Controls, Inc., GNB, Electrosource, Inc., Energy Conversion Devices, Inc., Hawker and Yuasa, all of which have substantially greater financial resources than us. Accordingly, our ability to succeed in this market depends upon our ability to demonstrate superior performance and cost attributes of our technology. We have historically concentrated our activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. Our principal competitors in the electric vehicle market have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations, although at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

In May 2003, Firefly Energy Inc. was formed and spun off by Caterpillar Inc., a Fortune 100 industrial manufacturing company. Firefly has announced its business plan to manufacture a high performance, extremely low weight, reduced cost battery utilizing traditional but non-corrosive lead-acid chemistry. On December 27, 2005, the U.S. Patent and Trademark Office issued to Firefly patent number 6,979,513, titled, "Battery Including Carbon Foam Current Collectors." The invention is a battery comprised of an electrical current collector constructed of carbon or lightweight graphite foam. The patent does not reference any lead tin other alloy being deposited on the entire surface of the Firefly carbon or lightweight graphite foam. If Firefly is able to manufacture its current collectors in commercial quantities for use in batteries and if its uncoated current collector has the structural integrity and strength to withstand the physical forces involved in pasting and the physical force a battery undergoes while in use, then Firefly’s technology will directly compete with our technology.

In the future, because there are relatively low barriers to entry in the battery industry, we could experience additional competition from other established or emerging companies as the market continues to develop and expand. Many potential competitors may have well-established relationships with our potential customers, have extensive knowledge of the industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering batteries which have multiple applications. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their battery products.

Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not adversely affect its business, financial condition or results of operations.

Management believes that the principal competitive factors affecting our market include features such as functionality, weight, adaptability, ease of use, product reputation, quality, price, performance, customer service and support, effectiveness of sales and marketing efforts and company reputation.

We intend to compete by offering battery technology which provides higher utilization efficiency; a smaller and lighter battery; a battery with a specific energy increase and a battery that recharges significantly faster than traditional lead acid batteries with insignificant temperature rise when charging as compared to a conventional lead-acid battery whose temperature rise under charge is significant.

The disadvantage our battery technology is that it will be more time consuming and expensive to build our current collectors than the time and expense for building typical lead mold current collectors for use in traditional lead acid batteries. Although we believe that we will compete favorably with respect to such factors, there can be no assurance that we can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, and support, technical and other resources than us.

PIPELINE CONNECTION TECHNOLOGY

Although we do not have any current plans to pursue this area of business, we own the rights to U.S. Patent 5,442,846 which is titled "Procedure and Apparatus for Cold Joining of Metallic Pipes." We have conducted research and development operations regarding our patented pipeline connection technology. We have developing equipment designed to join large diameter pipe utilizing magnetic pulse methods, a cold form method joining a metal sleeve around the ends of two abutting pipes. A hinged magnetic work coil developed by us is clamped around the sleeve joining two pipes to produce a ringed shaped crimping force forcing a uniform joint with uniform stress distributions. The pipes may have annular grooved ends, grooved to approximately 1/3 of its depth, to be gripped by the grooves of the sleeve. A pressure sensitive adhesive may be applied to the pipe ends to improve the performance and seal of the splice. When the magnetic pulse is applied by the equipment, it instantly crushes the sleeve onto the pipe and into the shallow grooves milled into the pipe ends, which improves its pullout resistance.
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

Our pipeline connection technology is based upon the principle that whenever a rapidly changing magnetic flux cuts across a conductive material, such as the grooved sleeve to be used in our design, a current is induced in the material. The current is proportional to the initial intensity and time rate of change of the magnetic flux. The induced current creates an associated magnetic field of such polarity as to oppose the magnetic field producing the current, creating very significant forces of repulsion. This effect is commonly called "Lenz's Law of Repulsion". This repulsion force of our work coil pinches the conductive sleeve around the pipes.

To commercialize the pipeline connection technology, we must complete the design of a modular clamp, a field fastening system, field power supply systems for onshore and offshore applications and a control unit. We have solicited and received a proposal to design, engineer and fabricate a prototype power supply system from IAP Research, Inc. (“IAP”), a product development engineering services firm that specializes in electromagnetic metal forming and innovative electrical and mechanical engineering solutions. The budget estimate for the IAP project is approximately $500,000.

Our pipeline connection technology will require additional development, design and engineering, fabrication of machinery, testing, and evaluation before a field unit capable of joining large diameter pipe can be manufactured and delivered to potential customers. We have not made the decision to discontinue our research and development activities regarding patented alloy sensor technology; however, during the year ended January 31, 2006, no research and development activities regarding patented alloy sensor technology were conducted, due to lack of funding and Management’s decision to concentrate primarily on developing our battery technology.

ALLOY SENSOR TECHNOLOGY

We previously researched and developed our patented alloy sensor technology as a permanently installed water detection device to check for the presence of water in storage tanks, fuel tanks and other systems. Management has made the decision to discontinue our research and development activities regarding patented alloy sensor technology due to lack of funding and a decision to concentrate primarily on our battery technology.

RESEARCH AND DEVELOPMENT

Mr. Joey Jung became Chief Technology Officer of Power Technology effective November 26, 2004. Mr. Jung is a co-inventor of our battery technology and is primarily responsible for our research and product development.

Prior to Mr. Jung’s employment, during the fiscal year beginning January 31, 2004, we curtailed our research and development activities due to a lack of funds. Prior to 2004, significant research and development activities had been performed by BC Research, Inc. for us relating to microstuctural and surface analyses and electrochemical testing of our device useful for detecting the presence of water in a fuel tank, an invention described in US Patents 4,107,797 and 4,595,916. As an employee of BC Research, Inc., Mr. Jung was personally involved in this research project.

We own the rights to U.S. Patent 6,060,198, which is titled "Electrochemical Battery Structure and Method." This patent covers the basic invention of a metal battery plate comprised of rigid elongated tendrils that form a conductive structure with substantial additional surface area that is exposed to a battery. Prior to 2004, significant research and development activities had been performed by BC Research, Inc. for us to study the properties of reticulated lead structure and to optimize its performance. As an employee of BC Research, Inc., Mr. Jung was personally involved in this research project.

Prior to 2004, significant research and development activities relating to a unique RVC foam current collector structure, which increases the electrochemically active surface area within the battery had been performed for us by BC Research, Inc. As an employee of BC Research, Inc., Mr. Jung was personally involved in this research, which resulted in the filing of U.S. Patent Application Serial Number 11/048,104 titled Method of Manufacture of a Battery and Current Collector, which covers an improved process of manufacturing a battery with a vitreous carbon substrate and of which Mr. Jung is a co-inventor.

Since Mr. Jung became an employee of Power Technology, he has been primarily responsible for research and product development. With the addition of Mr. Jung as an employee of Power Technology, research and development efforts have been directed to designing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries, developing various methods and processes to manufacture the current collectors for use in our batteries and improving the performance and expanding the capabilities of its prospective products. As an employee of Power Technology, Mr. Jung was personally involved in research and development, which resulted in the filing of U.S. Patent Application Serial Number 12/279,103 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to methods improving the performance, especially cycling performance, of batteries using current collector structures based on light-weight, porous, open pore, high specific surface area foam substrates at least partially coated with a metal alloy. Although we expect that certain of our products will be developed internally, we may, based on timing and cost considerations, acquire technology and products from third parties or retain consultants.

There can be no assurance that we will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce our new products or enhancements, our business, financial condition or results of operations will be adversely affected.

PROPRIETARY RIGHTS AND LICENSING

Our success is dependent upon proprietary technology. We will rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with our employees, consultants and business partners and in our license agreements to protect our proprietary rights. In addition to our patents, we seek to protect our products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of our products or to obtain and use information that we regard as proprietary. While we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. We own the rights to U.S. Patent 6,060,198, which is titled "Electrochemical Battery Structure and Method." Patent 6,060,198 was filed on May 29, 1998, was issued on May 9, 2000, and provides patent protection until May 28, 2018. This patent covers the basic invention of a metal battery plate comprised of rigid elongated tendrils that form a conductive structure with substantial additional surface area that is exposed to a battery. Thus, battery performance is markedly improved since a battery's capacity to deliver electrical current is a straight-line function of the amount of plate surface area in contact with the electrolyte. We also own the rights to U.S. Patent Application Serial Number 10/809,791 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to a current collector for use in lead-acid batteries comprising a reticulated carbon substrate having circuitous pores and a layer of lead tin alloy applied to the reticulated carbon substrate. On March 6, 2006, the United States Patent and Trademark Office provided us written notice of the Allowability of this Patent. We have paid the licensing fees for the allowed claims under this Patent Application and we anticipate the grant of patent rights by June 30, 2006. When granted, this patent will provide patent protection until March 25, 2024. We consider the rights to this Patent Application to be our core technology. We also own the rights to U.S. Patent Application Serial Number 12/279,103 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to methods improving the performance, especially cycling performance, of batteries using current collector structures based on light-weight, porous, open pore, high specific surface area foam substrates at least partially coated with a metal alloy.

We also own the rights to national patent applications deriving from International Patent Application Number PCT/US02/30607 filed September 25, 2002 at the World Intellectual Property Organization under the Patent Cooperation Treaty, titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery. This patent application offers improved battery technology by disclosing a vitreous carbon substrate coated with a metallic alloy as a substitute for the porous metal battery plate, thereby reducing a battery's weight and improving its cycle life. Power Technology has filed patent applications on the technology in strategic locations that include the United States, Canada, Japan, China, Taiwan, and Australia and has also filed a European regional patent application for the same technology. In addition, we own the rights to U.S. Patent Application Serial Number 11/048,104 titled Method of Manufacture of a Battery and Current Collector, which covers an improved process of manufacturing a battery with a vitreous carbon substrate. We own the rights to U.S. Patent 5,442,846 which is titled "Procedure and Apparatus for Cold Joining of Metallic Pipes." Patent 5,442,846 was filed on September 23, 1993, was issued on August 22, 1995, and provides patent protection until September 22, 2013.

EMPLOYEES

As of May 1, 2006, we had two (2) full-time employees, one of whom was engaged in product research and development. None of our employees is represented by a labor union with respect to his or her employment. We have experienced no organized work stoppages and we believe our relationship with our employees is good. Management believes that our future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that we will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on our business or results of operations.

MEDIA CAMPAIGN

On February 1, 2005, we entered into an agreement with Clearvision, Inc. ("TVA") a full service media production and placement company to develop and launch a national media campaign to focus on building name brand awareness in the business community for our battery technology. TVA guaranteed us a minimum of 24 live or pre-recorded nationally televised interviews during the course of the contract. Since November of 2005 our president had 20 Radio Talk show interviews concerning our company and its technology. TVA produced a one half hour exclusive television special, a video news release, a corporate video, a tradeshow loop presentation, internet streaming video and newspaper features. Since November 2005, the half hour video has had over 1,500 airings in the top 50 markets on various national and local cable TV, satellite TV, and broadcast affiliates throughout the U.S. and Canada.

CONSULTING AGREEMENTS

On January 14, 2004, we entered into a consulting contract with James Hill to provide scientific and marketing services for a period of one year. We issued 800,000 shares of our common stock valued at $30,000 pursuant to the terms of the consulting contract.

On April 15, 2004, we entered into a consulting contract with Timothy J. Connolly to provide general business strategic consulting and management advisory services. Mr. Connolly agreed to provide two eight-hour workdays per month of general management strategic consulting services, including but not limited to: advising on corporate structure; advising on marketing; developing strategic alliances; implementation of financial systems, structures and controls; retaining Internet traffic engineering services to increase brand identity; retaining of appropriate executive, legal and accounting services; consulting on matters of our board of directors, including but not limited to assisting the board of directors in developing policies and procedures; and assisting our board of directors in mergers, acquisitions, and other business combinations. We agreed to pay the sum of $5,000 per month in cash or equity for a period of 12 months, on a quarterly basis, at the beginning of each quarter. We also agreed to issue warrants for the right to purchase up to 5,000,000 shares of our common stock exercisable at $0.01 per share. The warrants were to expire April 15, 2006. The Company did not issue the warrants, as it had agreed to do. As of September 28, 2004, we had issued 3,250,000 shares of our common stock pursuant to the terms of the consulting contract. On September 28, 2004, we agreed to pay Mr. Connolly, in lieu of the $45,000 unpaid and due for the remainder of the contract term, as his fee, and as consideration for services provided, 8,150,000 shares of our common stock. Additionally, the consultant specifically surrendered and waived his right to exercise his warrants to purchase up to 5,000,000 shares of our common stock at $0.01 per share and to provide the Company with office space, copiers, telephones, a receptionist, and staff support through December 31, 2004. In agreeing to issue 8,150,000 shares of common stock to Mr. Connolly, we considered the factors of the nature and amount and value of the services rendered by Mr. Connolly and that Mr. Connolly did not receive the warrants he was due on a timely basis. During the period that Mr. Connolly should have received the warrants to purchase 5,000,000 shares of our common stock at $.01 per share but did not, our shares traded for up to $.037 per share. If Mr. Connolly had received his warrant and exercised his right to purchase those shares and then sold those shares in the open market, he would have made a substantial profit. If we had not resolved this matter, we would have been exposed to a potential claim by Mr. Connolly for substantial lost profits.

On April 19, 2004, we entered into a consulting agreement with SeaWay Trading, Inc. for a period of two years with a monthly payment to Seaway of $15,000. SeaWay’s obligations included using reasonable and best efforts to organize marketing programs via strategic alliances and to assist in protecting the proprietary technology held by us and identify and qualify international candidates for the marketing of our products. The consulting services included efforts by Seaway to arrange strategic alliances on our behalf with Oriental and Motolite Corporation, (“OMC”), the largest battery manufacturer in the Philippines and Southeast Asia and its United States subsidiary, Ramcar Batteries, Inc., which operates a battery manufacturing plant in California. Discussions and meetings between our management and OMC and Ramcar representatives were arranged to explore a licensing and royalty agreement by which OMC and Ramcar would manufacture our batteries. Ramcar personnel met with our management at Ramcar’s manufacturing facility to provide advice concerning the design of manufacturing equipment and technical issues relating to industry practices in the manufacture of prototype batteries and regular production batteries. Seaway also provided consulting services to assist us in protecting our proprietary technology in China and Japan. In May 2004, we issued 5,000,000 shares of our common stock as payment of twelve monthly payments due SeaWay Trading, Inc. On August 18, 2004, we entered into an amendment to the consulting agreement, pursuant to which we issued 5,000,000 shares of our common stock as full and final payments of all monthly fees and benefits due SeaWay for services rendered and to be rendered pursuant to the two year contract.

On May 4, 2004, we entered into a consulting contract with Igor Litovsky to provide marketing and operation development services in Russia. We issued 1,100,000 shares of our common stock pursuant to the terms of the consulting contract.

On June 30, 2004, we entered into a consulting contract with Mr. Lee Balak, our former president, wherein Mr. Balak resigned his position as president of Power Technology, and was retained as a consultant to provide information, evaluation and consulting services to us for consideration totaling $5,000 cash per month for a period of six months.

On December 30, 2004, we entered into a new one year consulting contract with Mr. Timothy J. Connolly to provide general business strategic consulting and management advisory services. Mr. Connolly agreed to provide two eight-hour workdays per month of general management strategic consulting services, including but not limited to: advising on corporate structure; advising on marketing; developing strategic alliances; implementation of financial systems, structures and controls; retaining Internet traffic engineering services to increase brand identity; retaining of appropriate executive, legal and accounting services; consulting on matters of our board of directors, including but not limited to assisting the board of directors in developing policies and procedures; and assisting the board of directors in mergers, acquisitions, and other business combinations. We agreed to pay Mr. Connolly $5,000 per month in cash or equity for a period of twelve months. Mr. Connolly also agreed to provide us office space, telecommunication equipment, secure high speed internet access, and copying equipment during January of 2005 at 1770 St. James Place, Suite 115, Houston, Texas 77056 and for the remaining term of the agreement at 109 North Post Oak Place, Suite 422, Houston, Texas 77024. We also agreed to issue to Mr. Connolly warrants for the right to purchase up to 1,250,000 shares of our common stock exercisable at $0.04 per share which were exercised in April 2005. We also agreed to issue to Mr. Connolly options for the right to purchase up to 1,750,000 shares of our common stock exercisable at $0.036 per share which were exercised in July 2005.

In July 2005, we entered into a contract with Princeton Research, Inc. (“PRI”) by which PRI agreed to perform due diligence review of the Company, prepare analytical reports and perform investor relations for us for the period from July 1, 2005 through June 30, 2006. We agreed to pay to PRI as its fee and as consideration for services provided, $2,500 per moth. The fees paid to PRI pursuant to this agreement were paid by the issuance of 500,000 shares of our restricted common stock.

On February 10, 2006, upon the expiration of his previous consulting agreement, we entered into a new consulting contract with Mr. Timothy J. Connolly to provide general business strategic consulting and management advisory services for the period January 1, 2006 through December 31, 2006. Mr. Connolly agreed to provide three eight-hour workdays per month of general management strategic consulting services, including: advising on corporate structure; advising on marketing and press releases; developing strategic alliances; advising on and assistance with negotiating licensing agreements; advising on and assisting with obtaining patents; implementation of financial systems, structures and controls; retaining of appropriate executive, legal and accounting services; consulting on matters with our board of directors, including assisting the board of directors in developing policies and procedures and assisting the board of directors in mergers, acquisitions, and other business combinations. Mr. Connolly agreed to provide office space, a conference room, telecommunication equipment; secure high speed internet access, computer equipment, copying equipment, a receptionist and clerical assistance for our use during the term of the agreement at 109 North Post Oak Place, Suite 422, Houston, Texas 77024. We agreed to pay Mr. Connolly the sum of $50,000 cash, plus $6,000 per month, paid quarterly. These monthly payments will be made in cash for a period of 12 months or, at our option, the fees paid shall be paid in shares of our common stock at the lower of $.06 per share or 80% of the highest closing bid price per share the common stock as reported by Bloomberg, LP on the day prior to the date the payment is due. We also agreed to pay Mr. Connolly an advisory fee equal to 5% of the total transaction value of any acquisition, merger, or debt financing which is consummated during the term of this agreement. We granted Mr. Connolly fully vested options for the right to purchase on demand, for one year, up to 5,000,000 shares of our common stock at the lower of $.06 per share or 80% of the highest closing bid price per share for our common stock as reported by Bloomberg, LP on the day prior to the notice by Mr. Connolly of his intent to exercise his option rights. All the shares issued and the shares underlying the options were registered by us under Form S-8 on February 17, 2006. On February 21, 2006, we amended the consulting agreement with Mr. Connolly to provide for payment and options at $0.06 per share with no floating feature. On March 2, 2006, the Board of Directors decided to prepay the entire fee owed to Mr. Connolly under the consulting agreement by issuing 1,200,000 shares of our common stock. Pursuant to the terms of the consulting agreement, Mr. Connolly will not own more than 4.99% of Power Technology at any time, unless mutually agreed by Mr. Connolly and the Company.

On February 10, 2006, we entered into a consulting contract with Yoshi Yamanashi (“Yamanashi”) to provide general business strategic consulting and management advisory services for the two year period of January 1, 2006 through December 31, 2007. The services provide by Yamanashi will include: advising on and assisting with our marketing, sales, licensing and general business practices in Japan; developing strategic alliances in Japan; arranging and facilitating communications between us and Japanese companies which may wish to purchase, license, or manufacture our products; advising on and assisting with negotiating licensing agreements; advising on and assisting with retaining of appropriate legal and accounting services in Japan; advising and assisting us with compliance with Japanese business customs, practices, laws and regulations; and performing such other duties mutually agreed upon. We will pay Yamanashi a commission of 10% of the total net licensing fee we receive from those companies to whom we are introduced by Yamanashi. We will also pay Yamanashi a commission of 5% of the net royalties actually received by us from those companies, for our products manufactured by those companies, for the first three years of the royalty agreement. Yamanashi shall not seek or accept any commission, payment or compensation directly or indirectly from any Japanese licensees and companies with whom we contract and Yamanashi’s sole compensation for consulting with us and assisting us in arranging contracts with Japanese companies will be the consideration paid to Yamanashi by us. Yamanashi will pay all his own out of pocket expenses, including travel, entertainment, and communications.

FORWARD-LOOKING STATEMENTS

This Form 10K-SB contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipates", "intends", "plans", "will", "believes", "seeks", and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this Form 10-KSB might not occur. These risks and uncertainties include, among others, those described in "Risk Factors" and elsewhere in this Form 10-KSB. You are cautioned not to place under reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-KSB. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The reader is cautioned not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below. The Company undertakes no obligation to release publicly revisions made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this Form 10-KSB, our annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

RISK FACTORS

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We have incurred operating and net losses and negative cash flow from operations since our inception. For the years ended January 31, 2006 and 2005, we had net losses of ($3,245,966) and ($2,241,852), respectively. As of the fiscal year ending January 31, 2006, we had an accumulated deficit of $14,769,116. In the future, we may continue to incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, the acquisition of capital assets, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

OUR LIMITED OPERATING HISTORY OF PRODUCING BATTERIES MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT, AND PROFITS ARE NOT ASSURED.

In view of our limited operating history of producing batteries, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Comply with applicable laws and regulations;
*	Identify and enter into binding agreements with suitable joint venture partners for our future projects;
*	Raise a sufficient amount of funds to continue our research and development program;
*	Implement and successfully execute our business strategy;
*	Respond to competitive developments and market changes; and
*	Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking any or all of such activities. Our failure to undertake successfully most, if not all, of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our research and production activities will produce commercially viable products, if any at all. There can be no assurance that sales of our products will ever generate significant revenues, that we will ever generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.

SHAREHOLDERS COULD INCUR NEGATIVE IMPACT DUE TO THE AVAILABILITY OF RESALE OF A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING SHARES OF COMMON STOCK.

On February 22, 2006, we filed a Form SB-2 registration statement with the SEC (the “Registration Statement”). As of May 1, 2006, there were 141,562,412 shares of our common stock outstanding. Of these shares, approximately 48,250,022 shares of our common stock were eligible to be sold pursuant Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). However, 10,945,473 of these shares of common stock are subject to lock up agreements with varying termination dates. In the event that a substantial number of these shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected. Additionally, the registration of up to 173,434,872 shares pursuant to the Registration Statement will also increase the number of common shares which could be sold in the public market. The availability of public trading for such a large number of shares may have an adverse effect on the trading prices of our common stock. Further, we are not engaging an underwriter to assist in a distribution of shares on behalf of the selling stockholders under the registration statement. No prediction can be made as to the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have an adverse effect on prevailing market prices for the common stock.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

We have entered into material agreements with Cornell Capital Partners, L.P. described herein (Item 6.- Plan of Operation). As a result of these agreements with Cornell, we were required to file a registration statement with the SEC registering the resale of the approximately 173,434,872 shares of our common stock that was issued to selling stockholders or may be issued Cornell upon the conversion of warrants or the Convertible Debenture. The Convertible Debenture provides that the number of shares of our common stock that may be issued by us or acquired by Cornell shall not exceed 4.99% of the total number of then issued and outstanding shares of our common stock.

We engaged Newbridge Securities Corporation as our exclusive placement agent for our sale of common stock to Cornell under the terms of a Placement Agent Agreement. We issued 442,477 shares of our common stock to Newbridge. As a result of our agreement with Newbridge, we registered 442,477 shares of our common stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market during and after the effectiveness of the registration statement. As of May 1, 2006, there were 22,277,662 shares of common stock then outstanding as "restricted securities" as defined in Rule 144 which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of May 1, 2006, we had 10,830,000 shares of common stock which remain to be issued under certain stock, SAR and stock option plans which have been registered on Form S-8 filings on September 30, 2004, July 20, 2005 and February 17, 2006. Of those shares, 2,633,333 shares have been reserved for issuance upon the exercise of stock options which have been granted. These 10,830,000 shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM SALES OF OUR COMMON STOCK UNDER EQUITY FINANCING AND COULD RESULT IN A CHANGE OF CONTROL.

The issuance of our common stock pursuant to the Convertible Debenture and Warrants will dilute the percentage of the ownership by the current shareholders. We have filed a registration statement to register 173,434,872 shares of our common stock under the Convertible Debentures with Cornell Capital Partner, LP (as discussed herein). Upon issuance, these 173,434,872 shares of common stock would represent approximately 55% of our then outstanding common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that may be issued pursuant to any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need. A change in control of the Company could occur as the result of a dilution of the percentage of the ownership of our stock by the existing largest shareholders.

CORNELL WILL PAY LESS THAN THE THEN PREVAILING MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL ITS SHARES.

Cornell may purchase shares of our common stock pursuant to the Warrants and Convertible Debentures at a purchase price that is less than the then-prevailing market price of our common stock. Cornell will have an incentive to sell any shares of our common stock that it purchases to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock. To the extent Cornell sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Cornell to sell greater amounts of common stock, the sales of which would further depress the stock price.

CERTAIN SECURITY HOLDERS HAVE PAID LESS THAN THE THEN PREVAILING MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL THEIR SHARES.

During the past two fiscal years, we entered contracts for services which gave us the option to pay for those services in cash or to issue shares of our common stock for those services at prices that were less than the then-prevailing market price of our common stock. In payment for those services, we issued 12,300,000 shares of our common stock and at the time we agreed to the conversion rate, the discount to the then prevailing market price ranged up to a 68% discount. As part of the contract for services, we also issued options to purchase up to 2,000,000 shares of our common stock at prices that were less than the then-prevailing market price of our common stock and the discount for these options to the then prevailing market price ranged up to a 30% discount. In the future, if we do not have sufficient cash to pay for services we require, we may pay for those services by issuing shares of our common stock at prices that may be less than the then-prevailing market price of our common stock and we may also issue options to purchase shares of our common stock at prices that may be less than the then-prevailing market price of our common stock.. These security holders will have an incentive to sell shares and/or exercise their options to purchase shares of our common stock to realize a gain on the difference between the purchase/exercise price and the then-prevailing market price of our common stock. To the extent these security holders sell their common stock, the price of our common stock per share may decrease due to the additional shares in the market. This could allow these security holders to sell greater amounts of common stock, the sales of which could depress our stock price. The issuance of our common stock at prices less than the then prevailing market could result in dilution to our existing shareholders.

OUR COMMON STOCK PRICE MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE CONSIDERABLY.

Our common stock is currently traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

THE SALE OF MATERIAL AMOUNTS OF COMMON STOCK UNDER THE REGISTRATION STATEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES.

Significant downward pressure on our stock price caused by the sale of a significant number of shares underlying the debentures could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. Short selling is where a person sells shares of stock not yet owned by that person in the anticipation of being able to buy the stock at a later date at a lower price per share. The presence of short sellers in our common stock may further depress the price of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Upon the effectiveness of the registration statement covering the resale of shares, we will incur significant legal, accounting and other expenses as a fully-reporting public company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

IF OUR PRODUCTS AND SERVICES DO NOT BECOME WIDELY USED IN INDUSTRY, IT IS UNLIKELY THAT WE WILL BE PROFITABLE.

Compared to other technologies, our technologies are new and unproven. In addition, we have a very limited history of providing products and services. It is uncertain whether new customers, if any, will use these products and services. In order to be successful, our products and services must meet the requirements of the industry involved in each product, and we must convince potential customers to use our products and services instead of competing technologies. Market acceptance will depend on many factors, including our ability to: convince potential customers that our technologies are attractive alternatives to other technologies; manufacture products and conduct services in sufficient quantities with acceptable quality and at an acceptable cost; convince potential customers to purchase products and services from us rather than developing them internally; and place and service sufficient quantities of our products. Because of these and other factors, we can give no assurance that our products and services will gain market acceptance.

GOING CONCERN QUALIFICATION BY AUDITORS.

The accountants' reports of our independent certified public accountants for fiscal years ending January 31, 2006, 2005, and 2004 express a going concern qualification by the auditors. We have had recurring operating losses for the past several years which raise substantial doubts about our ability to continue as a going concern. See Independent Auditor's Report(s), Note 2 to the Consolidated Financial Statements of Power Technology, and Plan of Operation - “Plan of Operation and Uncertainties". We have had no revenue during our last fiscal year. We have no commercial product and have no customers who have agreed to purchase our products. We do not own all the equipment necessary to manufacture our products. Our success is dependent on us raising additional capital.

WE MAY DEPEND ON THIRD-PARTY PRODUCTS AND SERVICES, AND SOME OR LIMITED SOURCES OF SUPPLY TO MANUFACTURE OUR CURRENT COLLECTORS.

While we do not intend to manufacture and sell batteries in commercial quantities, we do plan to manufacture our proprietary current collectors which would be a component part of a lead acid battery. The manufacturing process to create our current collector will include manufacturing the reticulated vitreous carbon (“RVC”) plates. If we are unable to manufacture RVC foam, we would have to obtain the product from a single supplier or a limited group of suppliers and would have to rely on outside vendors to manufacture RVC foam, a major component used in our product. The potential suppliers of RVC foam in the United States are ERG Materials and Aerospace Corporation, of Oakland California, Ultramet of Pacoima, California, and Destech Corporation of Tucson, Arizona. Our reliance on a sole or limited group of suppliers of RVC foam involves several risks, including: the inability to obtain an adequate supply of this required component at a reasonable price due to manufacturing capacity constraints; a discontinuance of a product by a third-party manufacturer or other supply constraints; reduced control over quality and pricing of this component and delays and long lead times in receiving materials from vendors. We have no supply contract or agreement in place with any manufacturer of RVC foam. We have a written proposal from Destech Corporation involving a technology transfer agreement by which Destech would provide to us a procedure for the production of RVC foam in a batch process.

THE BATTERY INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO TECHNOLOGIGAL CHANGE AND WE MAY NOT HAVE THE RESOURCES NECESSARY TO COMPETE SUCCESSFULLY.

The market for our batteries and other proposed products is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our proposed battery products are targeted at an emerging market of electric powered automobiles and other vehicles, and our competitors offer a variety of products and services to address this market. Further, we currently face direct and indirect competition from traditional batteries.

The battery industry is mature, well-established and highly competitive. The industry is characterized by a few major domestic and foreign producers including Exide, Delphi, A.C. Delco, Johnson Controls, Inc., East Penn Manufacturing Co., Inc GNB, Electrosource, Inc., Energy Conversion Devices, Inc., Hawker and Yuasa, all of which have substantially greater financial resources than us. Accordingly, our ability to succeed in this market depends upon its ability to demonstrate superior performance and cost attributes of our technology. Initially, we intend to concentrate our activities in the electric vehicle segment of the market with a view to demonstrating improved energy to weight and longer battery life in comparison to traditional lead-acid batteries. Our principal competitors in the electric vehicle market have directed their efforts to other battery types, such as nickel-cadmium, nickel-metal hydride, nickel-iron and sodium-sulfur batteries, rather than lead-acid formulations. However, at least one major automobile manufacturer and one major battery company are known to have research and development projects underway to develop lead-acid batteries for electric vehicles.

In the future, because there are relatively low barriers to entry in the battery industry, we could experience additional competition from other established or emerging companies as the market continues to develop and expand. Many potential competitors may have well-established relationships with our potential customers, have extensive knowledge of the industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering batteries which have multiple applications. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their battery products. Moreover, the battery business is characterized by rapid and continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our products, services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by us or one or more of our competitors. For example, advances may render some of our existing approaches to our technologies obsolete. Additionally, the existing approaches of our competitors may be more effective than those we develop. As a result, we may not be able to compete successfully with existing or future competitors.

OUR SUCCESS DEPENDS ON PROPRIETARY TECHNOLGY.

Our success is dependent upon proprietary technology. We intend to rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with our employees, consultants and business partners and in our license agreements to protect our proprietary rights. In addition to our patents, we seek to protect our products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of our products or to obtain and use information that we regard as proprietary. We may not be able to protect our proprietary technology from infringement by third parties.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN EXPERIENCED SCIENTISTS AND SALES PERSONNEL.

Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. Our ability to enter into new engagements and provide additional services to customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in technology and sales personnel who are highly motivated. Management believes that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. The scientists must have advanced degrees in Chemical Engineering with specialization in electrochemical engineering and knowledge of battery manufacturing. We compete with other contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. Management believes that our present Vice President of Technology is qualified to keep pace with continuing changes in battery technology and to manage the engineering aspects of our business plan. However, we may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

ITEM 2. DESCRIPTION OF PROPERTIES

We are currently provided with executive offices located at 109 North Post Oak Lane, Suite 422, Houston, Texas 77024 pursuant to a Consulting Agreement with Timothy J. Connolly. The use of the approximately 500 square feet of office space and also includes use of a conference room, telecommunication equipment; secure high speed internet access, computer equipment, copying equipment, a receptionist and clerical assistance. In exchange for approximately five hours of consulting services per week by our chief technology officer to Mag Power Systems, Inc., a fuel cell technology development company, we have a month-to-month tenancy and the use of approximately 300 square feet of private office space and the laboratory within Mag Power Systems, Inc.'s office at Suite 360, 6165 Highway 17, Delta, BC, Canada. As discussed herein, we are establishing a pilot plant facility in Vancouver, British Columbia, Canada. We have leased from Vizon Scitec Inc., approximately 1000 square feet of space located at BC Research Complex, 3650 Westbrook Mall, Vancouver, British Columbia, Canada, for a minimum term of three months beginning May 1, 2006, at the rate of approximately $1,300 per month. Management has determined that we will ultimately need approximately 2,500 square feet of industrial space to house our pilot plant. Management has determined that suitable space, properly equipped with necessary power, other utilities, and required environmental equipment is available in Vancouver at a cost of approximately $3,150 per month.

We have engaged in discussions regarding potential property for a longer lease term and Management is confident of its ability to secure additional suitable space for our pilot plant as it becomes necessary. Management has determined that we will ultimately need approximately 2500 square feet of industrial space to house our pilot plant that suitable space, properly equipped with necessary power, other utilities, and required environmental equipment is available in Vancouver at a cost of approximately $3,150 per month. We have engaged in discussions regarding potential property for a longer lease term and Management is confident of its ability to secure suitable space for our pilot plant as it becomes necessary. We believe that our current facilities are adequate for our needs through 2006, and that should it be needed, suitable additional or alternative space on commercially reasonable terms, as it becomes necessary. We believe that our current facilities are adequate for our needs through 2006, and that should it be needed, suitable additional or alternative space on commercially reasonable terms, as it becomes necessary.

ITEM 3. LEGAL PROCEEDINGS

On September 7, 2005, Merrill Communications, LLC ("Merrill") filed a civil action, # 846,770, Merrill Communications, LLC v. Power Technology, Inc. aka and dba PWTC Battery Co and Power Technology, in the County Civil Court at Law No. 2 in Harris County, Texas. Merrill alleges we are liable to Merrill in the principal sum of $30,349.25 on a sworn account for EDGAR filings transmitted to the SEC. Merrill also sought interest and attorneys fees in at least the sum of $10,115. On May 12, 2006, we agreed with Merrill to compromise and settle the claims at issue in this litigation. We agreed to pay Merrill $18,500 for a full and final release of all claims that were made by Merrill and Merrill agreed to dismiss the civil action with prejudice to the right to refile the claim.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “PWTC.OB”. These over the counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transaction prices.

The following chart sets forth the high and low closing bid prices for each quarter for the last three fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
Quarter ending 4/30/03	.085	.05
Quarter ending 7/31/03	.071	.035
Quarter ending 10/31/03	.04	.02
Quarter ending 1/31/04	.055	.015
Quarter ending 4/30/04	.06	.03
Quarter ending 7/31/04	.037	.0158
Quarter ending 10/31/04	.035	.018
Quarter ending 1/31/05	.051	.025
Quarter ending 4/30/05	.166	.048
Quarter ending 7/31/05	.08	.046
Quarter ending 10/31/05	.10	.051
Quarter ending 1/31/06	.105	.068
Quarter ending 4/30/06	.175	.082

As of May 1, 2006, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTCBB was $0.15.

No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

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

Record Holders

As of May 1, 2006, we had approximately 153 registered holders of our common stock, including shares held in street name. As of May 1, 2006, there were 141,562,412 shares of common stock issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Preferred Stock

The Company's Articles of Incorporation authorize 1,000,000 shares of Preferred Stock, $.01 par value. As of January 31, 2006, the Company had no shares of its Preferred Stock issued and outstanding.

Options and Warrants

As of January 31, 2006, the Company had outstanding warrants to purchase 1,500,000 shares of the common stock of the Company at exercise prices of $.06 per share. On April 20, 2006 the holders of these warrants exercised their rights and purchased 1,500,000 shares of restricted common stock of the company at a purchase price of $.06 cash per share.

As of January 31, 2005, the Company had issued warrants to purchase 13,240,000 shares of the common stock of the Company at exercise prices ranging from $.21 to $.10 per share. Warrants to purchase 10,000,000 of the 13,240,000 shares of the common stock of the Company expired without being exercised on March 24, 2005. Warrants to purchase 490,000 shares of the common stock of the Company were exercised pursuant to a "cashless exercise" clause which resulted in the issuance of 269,157 shares of the common stock of the Company on February 2, 2005. Warrants to purchase 1,250,000 shares of the common stock of the Company at $.04 per share were exercised on April 18, 2005.

As of January 31, 2006 the Company had outstanding stock options to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $ 0.005 per share.

Convertible Debentures

As discussed herein, we entered into a Securities Purchase Agreement (the "Agreement") with Cornell Capital Partners, L.P. (“Cornell”) effective December 22, 2005, for the sale of redeemable secured convertible debentures in the principal amount of $1,630,580 (the "Debentures") and stock purchase warrants (the "Warrants") to buy 20,904,875 shares of our Common Stock. Pursuant to the terms of the Agreement, we became obligated to file a registration statement with the Securities and Exchange Commission to register for the resale of the shares of our common stock underlying the Debentures and shares of our common stock underlying the Warrants.

Under the terms of our financing with Cornell, we have received net proceeds of $1,405,000. This financing was comprised of three separate segments of funding as follows:

1.
In August and November 2004, we borrowed an aggregate of $500,000 from Cornell through two issuances of 5% Convertible Debentures which was secured by substantially all of our assets. On May 10, 2005, we refinanced the Convertible Debentures with a new Convertible Debenture in the principal amount of $514,657, which comprised the original $500,000 principal plus accrued interest as of that date. On December 22, 2005, the Convertible Debenture was replaced by a new Convertible Debenture which was issued in the principal amount of $530,580, comprising the original $500,000 principal plus accrued interest as of that date. This Convertible Debenture: (i) has a due date of December 22, 2007, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; and (iv) is subject to certain conversion features. If this Debenture is repaid under an Optional Redemption Feature, we must issue a warrant (the “Warrant Feature”) to Cornell to purchase 1,000,000 shares of our common stock for each $100,000 redeemed, exercisable at 120% of the closing bid price of our common stock. This debenture is referred to herein as the “First Debenture.”

2.
In December 2005, we issued a new Convertible Debenture in the principal amount of $500,000. This Convertible Debenture: (i) has a due date of December 22, 2007, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; (iv) is subject to certain conversion features including the Optional Redemption Feature and Warrant Feature as under the terms of the First Debenture. This debenture is referred to herein as the “Second Debenture.”

3.
Pursuant to the terms and conditions of the Securities Purchase Agreement, Cornell was obligated to promptly provide the Company with $550,000, less certain fees and expenses, and with an additional $550,000 within two business days before the filing date of a registration statement registering shares of our common stock underlying the Convertible Debentures and Warrants. On February 21, 2006, we issued Secured Convertible Debentures with Cornell in the principal amount of $550,000. This Convertible Debenture: (i) has a due date of February 21, 2008, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; and (iv) is subject to certain conversion features including the Optional Redemption Feature and Warrant Feature as under the terms of the First Debenture. This debenture is referred to herein as the “Third Debenture”.

The First Debenture, Second Debenture and Third Debenture are referred to collectively as the “Convertible Debentures.”

Conversion Feature

The Convertible Debentures are convertible (“Conversion Feature”) into our common stock at any time until repayment of the Convertible Debentures at the price per share equal to the lesser of:

a.	an amount equal to 120% of the closing bid price of the common stock (the “Optional Redemption Feature”); or

b.	an amount equal to 100% of the average of the three lowest closing bid prices of the common stock for the 30 trading days immediately preceding the conversion date.

Pursuant to the terms of the agreements, in no event shall Cornell convert the Convertible Debentures in such manner that would cause Cornell to beneficially own more than 4.99% of the then total issued and outstanding shares of the Company's common stock.

REGISTRAR AND TRANSFER AGENT

The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

EQUITY COMPENSATION PLAN INFORMATION (1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,000,000	$0.005	1,208,333
Equity compensation plans not approved by security holders	1,000,000	$0.06	188,334
Total	2,000,000	N/A	1,396,667

(1) As of January 31, 2006.

We adopted the 2004-B Stock Option, SAR, and Stock Bonus Plan (the "2004 Plan") effective August 1, 2004, which authorized us to grant qualified and non-qualified stock options with or without stock appreciation rights and to grant stock bonuses to employees, non-employee directors, and consultants of Power Technology. There were 20,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee under the 2004 Plan. As of January 31, 2006, 1,208,333 shares of common stock remain to be issued which are reserved for issuance upon exercise of options or stock bonuses granted or reserved for grant under the 2004 Plan. If these shares are issued pursuant to the 2004 Plan, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

In July 2005, we adopted the 2005 Stock Option, SAR and Stock Bonus Consultant Plan (the “2005 Plan”) which authorized us to grant non-qualified stock options with or without stock appreciation rights and to grant stock bonuses to consultants of Power Technology. There were 5,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee under the 2005 Plan. As of January 31, 2006, there were 188,334 shares of our common stock remaining to be issued which are reserved for issuance upon the exercise of options or stock bonuses reserved for grant under the 2005 Plan. If these shares are issued pursuant to the 2005 Plan, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

Subsequent to the fiscal year ending January 31, 2006, we adopted the 2006 Stock Option, SAR and Stock Bonus Consultant Plan on February 8, 2006, which authorized the Company to grant non-qualified stock options with or without stock appreciation rights, SAR's and stock bonuses to consultants of the Company. Under the plan, there were 13,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee. On February 17, 2006 the Company filed with the SEC a Form S-8 registration statement which registered these shares. On February 21, 2006, the Company granted Timothy J. Connolly fully vested options for the right to purchase on demand, until February 10, 2007, up to 5,000,000 shares of our common stock at $.06 per share. Pursuant to this warrant, on April 11, 2006, Mr. Connolly purchased 1,700,000 shares of our common stock at $.06 per share and on April 26, 2006, Mr. Connolly purchased 1,666,667 shares of our common stock at $.06 per share.

On March 2, 2006, we issued 1,200,000 shares of our common stock to Timothy J. Connolly in pre-payment of his fee for consulting services.

In March 2003, we issued 500,000 warrants to purchase shares of our restricted common stock to F. Bryson Farrill and 500,000 warrants to purchase shares of our restricted common stock to Hugo P. Pomrehn and 500,000 warrants to purchase shares of our restricted stock to Lee P. Balak as Director Compensation. These warrants were exercisable at $0.06 per share and were scheduled to expire on April 22, 2006. On April 20, 2006, the holders of the warrants exercised the warrants in full.

RECENT SALE OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last quarter of our fiscal year ending January 31, 2006. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

1. On December 30, 2005, we issued 106,811 shares of our restricted common stock to Mr. F. Bryson Farrill and 106,811 shares of our restricted common stock to Mr. Hugo P. Pomrehn as director compensation in reliance upon Section 4(2) of the Securities Act of 1933.

2. On January 10, 2006, we issued 721,165 shares of our restricted common stock to Mr. Bernard J. Walter, our president and director, as compensation under the terms of his Employment Agreement with us in reliance upon Section 4(2) of the Securities Act of 1933

ITEM 6. PLAN OF OPERATION.

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

Power Technology, Inc., a Nevada corporation, was incorporated on June 3, 1996. We are in the development stage of designing and producing its batteries and other products. We are preparing to produce prototype versions of our battery to be built in a variety of sizes, amp hour capacities and configurations using methods that we anticipate will be practical for economically manufacturing batteries on a commercial scale. We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. We have not commenced any commercial production or sales of our batteries or pipeline connection equipment.

Historically, we have used the sale of our common stock, capital contributions and loans from various stockholders to fund our operations. To date, we have not had adequate funds to commercially produce, market, and sell our batteries or pipeline connection equipment. There can be no assurances that we will be able to obtain a profitable level of operations.

PLAN OF OPERATIONS

Because of the costs of development of our battery systems, the continuing costs of our battery prototype production and the anticipated costs relating to our pilot plant, we will incur a loss during our fiscal year ending January 31, 2007.

We believe that our cash needs will be satisfied from existing funds for the next six months. Additional debt or equity financing or licensing agreement proceeds will be required to accomplish our plan of operations during the next 12 months. As a result, we intend to sell additional shares of our common stock to further capitalize our operations. We may also borrow from banks and others to the extent necessary to provide liquidity for our operations, although no arrangements for any additional borrowings have been made. There is no assurance that funds will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

We intend to continue our research and development activities in order to develop our batteries for commercial production. We expect to incur substantial capital costs designing and building a pilot plant capable of manufacturing our current collectors in commercial quantities for our batteries. We intend to manufacture prototype versions of our batteries and we expect to incur substantial costs in manufacturing prototype batteries.

PILOT PLANT

We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab and side frames on the individual RVC plates, depositing the lead tin alloy on the RVC plate by electroplating, applying battery paste onto the individual RVC foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for insertion of our current collector into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing a pilot plant facility in Vancouver, British Columbia, Canada. We have leased from Vizon Scitec Inc., approximately 1000 square feet of space located at BC Research Complex, 3650 Westbrook Mall, Vancouver, British Columbia, Canada, for a minimum term of three months beginning May 1, 2006, at the rate of approximately $1,300 per month. Management has determined that we will need approximately 2,500 square feet of industrial space to house our pilot plant and that suitable space, properly equipped with necessary power, other utilities, and required environmental equipment is available in Vancouver at a cost of approximately $3,150 per month. We have engaged in discussions regarding potential property for a longer lease term and Management is confident of its ability to secure suitable space for our pilot plant as it becomes necessary.

The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers. The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors.

Management has engaged in discussion, planning, and negotiations with an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. This firm has provided us with a written proposal to provide us with the equipment, materials, technology transfers and processes to manufacture RVC plates suitable for current collectors. Based on the engineering and design that has been performed and the written proposal provided, we estimate that the consulting costs, equipment, and materials to enable us to begin manufacturing RVC plates will be approximately $110,000. This system will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per moth. We estimate it will take approximately one month before we are ready to manufacture the RVC in a batch process.

We have signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. Mr. McCormick has provided us with the specifications for all equipment, supplies, materials, chemicals, instruments, utilities and machinery that will be required for production of RVC. Mr. McCormick will provide us with a detailed written report and manufacturing procedures manual describing the process to be utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick will be present at our facility in Vancouver, British Columbia, Canada to demonstrate in person to our Chief Technology officer, Joey Jung, and other personnel the proper manufacturing procedures for making RVC. Mr. McCormick will supervise the hands on practice of manufacturing RVC by our personnel. The technology transfer provided will include full disclosure to us of all pertinent information including procedures used and problems to be avoided, appropriate vendors for raw materials and equipment, outlines for further scale up as appropriate and an overview of the prior art of production of RVC foam, focusing on those processes that have actually proved to be efficient and workable. We have ordered the equipment, machinery and supplies necessary for the production of RVC and anticipate that it will be delivered to us in May and June of 2006. We will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process developed will be manual rather than automated but will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

Wirtz Manufacturing Company, Inc., a company which specializes in designing and building equipment used to manufacture lead-acid batteries, has built us various prototype molds to cast the top lead frame and tab onto the uncoated RVC foam plates. Wirtz has completed the engineering and has machined a double panel casting mold designed to cast a lead top frame with lug and two side frames on uncoated RVC foam plates. Wirtz is scheduled to complete the process of testing this casting mold in June of 2006. This casting mold was designed to be used in a conventional grid casting machine, which manufactures typical lead battery current collectors. The casting mold is designed for 6" x 6" current collectors. The configuration of the double panel casting mold is designed so that it will fit into conventional current collector pasting machines which cost approximately $50,000. Following testing of the mold additional design may be necessary to adapt the mold to an existing manufacturing machine so that the top frame, lug and side frames may be cast at high speed on individual RVC foam plates.

We engaged in discussion, planning, and negotiations with Technic, Inc., an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment. We entered into an agreement dated January 12, 2006, with Technic, Inc. for the purchase of machinery to apply lead tin plating to RVC plates for its battery systems. The lead tin plating system includes the necessary hoist with motorized trolley structural support steel with trolly track and electrical tag line, steel tanks with locating saddles and twin 60 inch air blow-off manifolds, rectifiers, and its accessories for the plating system. We also purchased air agitation blowers and air handling ducts for the system. The total price for lead tin system and air agitation equipment was $101,775. The manufacture of the plating system and air agitation equipment has been completed and they have been delivered to our facility in Vancouver, British Columbia. The plating system is a manual line capable of plating 250 current collectors per eight hour shift. Management believes the plating system will demonstrate that the electroplating of the current collectors can be performed efficiently. Technic, Inc. has provided us with designs and proposals to increase the system capacity by adding six additional plating stations, additional rectifiers, an automated hoist and a computer controlled, programmable, automation package that would increase the system capacity to plate approximately 1000 to 1200 current collectors per eight-hour shift. The price of automation package proposal is $278,000. By increasing the number of tanks and other equipment and machinery, the electroplating system's capacity could be further increased.

We have engaged in discussion, planning, and negotiations with two engineering and manufacturing firms which specialize in designing and manufacturing battery plate pasting equipment to design and construct equipment capable of applying battery paste on lead-tin coated RVC current collectors. Based on the engineering and design that has been performed, we estimate that that the battery pasting machine needed to apply battery paste onto our individual current collectors will cost approximately $95,000 and that it will take two to three months to build.

To fund this pilot plant project we have used and intend to use general corporate funds, which include the proceeds from the sale of Secured Convertible Debentures to Cornell Capital Partners, L.P., and proceeds from the exercise of stock options and warrants, as discussed in the section entitled “Liquidity and Capital Resources” herein.

Our lead acid battery is not yet commercially successful because we have not yet designed and built the equipment necessary to manufacture our batteries in commercial quantities. RVC current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. Our battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be built. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. There can be no assurance that we can manufacture our current collectors or batteries cost effectively on a commercial scale. Management believes and anticipates that its pilot plant can be completed and we can begin manufacturing current collectors by June 2006; however, there can be no assurance that this will occur.

There can be no assurance that we can establish a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than us.

Our preliminary testing indicates that various configurations of the battery meet or exceed some of the performance goals established by major governmental and industry groups for electric vehicle batteries. Management’s discussions with various manufacturers lead us to believe that there would be a significant demand for our battery, if it can be manufactures economically on a commercial scale. We also believe our battery has a number of applications such as electric vehicles, hybrid powered vehicles, solar power systems, electric motorcycles, electric bicycles, electric power management, uninterruptible power supply systems, aircraft, marine, and submarine craft and for starting batteries for automobiles. We are designing various prototype batteries for such applications.

PROTOTYPE BATTERIES

We are preparing to produce prototype versions of our battery that will be built in a variety of configurations using methods that management anticipates will be practical for economically manufacturing batteries on a commercial scale. We have equipment which enables us to deposit lead tin alloy on RVC plates in our laboratory. Once our pilot plant is completed, we intend to manufacture current collectors. We have on hand a total of 110 RVC current collectors onto which a top lead frame and tab have been cast and which have had a lead-tin allow applied. Seventy of these have lead side frames cast on them. We also have on hand approximately 750 RVC foam plates, which measure 6 inches by 6 inches by 3mm. These 750 plates are suitable being made into current collectors for our batteries by having frames and tabs cast on them and having a lead tin alloy applied to them and having battery paste applied to them. Once we have manufactured these plates into current collectors and applied battery paste to them, we intend to use them to manufacture 12 volt prototype batteries. The number of RVC plates used as current collectors in a single 12 volt battery will vary depending on the type, size and amp hour capacity of a battery.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

We expect to make significant equipment purchases in order to construct a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. Based on the preliminary engineering and design, discussions and negotiations with equipment manufacturers and suppliers, Management currently estimates that the total cost of the equipment necessary to a construct a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries will be approximately $370,000. The equipment will include that needed to manufacture RVC plates, equipment to cast a top frame and tab and side frames on the individual RVC plates, equipment to deposit the lead tin alloy on the RVC plate by electroplating, and equipment to apply battery paste onto the individual RVC plates. Because the design and engineering of the manufacturing equipment has not been finalized, we cannot be certain that we can accurately predict the cost of each item of the equipment. Based on the preliminary engineering and design that has been performed and discussions and negotiations with equipment manufacturers and suppliers, Management estimates that the engineering and equipment needed to manufacture RVC plates in a batch process will cost approximately $110,000; that the equipment needed to cast a top frame and side frames individual RVC plates will cost approximately $63,000; that the equipment needed to deposit the lead tin alloy on the RVC plate by electroplating will cost approximately $102,000; and that the equipment needed to apply battery paste onto the individual RVC plates will cost approximately $95,000.

SUBSEQUENT EVENT—POTENTIAL ACQUISITION

On April 11, 2006, our wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and we entered into an Asset Purchase Agreement (the “Agreement”) with Sentry Power, LLC (“Sentry”). Pursuant to the terms of the Agreement, SPT will, subject to closing, acquire the assets of Sentry for a total purchase price of $1,195,000 which is to be paid at closing by issuing $960,000 worth of our restricted common stock (the “Power Shares”) (which are to be valued as of the closing price per share on the date immediately prior to the closing date as reported by Bloomberg, LP). Additionally, SPT will assume $235,000 in debt presently owed by Sentry to CSI Business Finance, Inc. (“CSI”).

With regard to the debt, SPT will assume the debt to CSI and will execute a new security agreement and we will guarantee the note. At closing, we will execute a stock pledge agreement granting CSI a first lien on all capital stock or other interest of SPT which we hold. Our agreement to guarantee the debt is conditioned upon and subject to the terms and conditions of a Guaranty Stock Pledge Agreement (the “Stock Pledge Agreement”) to be entered into at closing between Sentry and us which will provide for Sentry to pledge as collateral for the Stock Pledge Agreement an amount equal to $250,000 of the Power Shares.

Additionally, SPT will enter into employment agreements with Robert Magyar to serve as SPT’s President and Michael Julian to serve as SPT’s Vice President/Director of Operations.

The terms of the Agreement provide for a closing on or before May 16, 2006, upon completion of due diligence, an audit of Sentry’s previous operations and other conditions standard and customary in a transaction of this nature.

SPT will manufacture and sell automatic battery backup power supply systems which will provide emergency power to residential and small business property owners. The Sentry Power System will consist of a lockable, ventilated enclosure, a solid state inverter unit, a transfer switch, a battery charger, a controller and sealed lead acid batteries. The Sentry Power System will be wired to specific electrical circuits in the customer’s electrical system. When the main power fails, the Sentry Power System will automatically and instantly convert the direct current (“DC”) stored in the batteries to standard alternating current (“AC”) and will provide AC current to the selected circuits.

CHANGE IN NUMBER OF EMPLOYEES

We do not expect significant changes in the number of our employees prior to the time we complete the design and construction of our pilot plant.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the fiscal year ended January 31, 2006, we incurred material capital expenditures of approximately $94,000 for the purchase of pilot plant machinery to apply lead tin plating to reticulated vitreous carbon plates. During the fiscal year ended January 31, 2005, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

CAPITAL RESOURCES

During the fiscal year ended January 31, 2005, our capital resources were provided primarily by the sale of its $500,000 convertible debentures to Cornell Capital Partners, L.P. The net proceeds of these sales were $425,000 cash. During the fiscal year ended January 31, 2006, capital resources were provided by the sale of a $500,000 convertible debenture to Cornell Capital Partners, L.P. The net proceeds of this sale were $485,000 cash. Capital resources during the fiscal year ended January 31, 2006, were also provided by the sale of the Company’s common stock and the net proceeds of theses sales were $113,000.

Our capital resources have historically been provided by the sale of our common stock, the exercise of warrants and options, conversion of convertible debt into common stock, and by short term loans.

We intend to raise additional capital and reduce debt through the sale or exchange of our common stock or other securities to provide additional working capital to fund future operations.

We will require substantial additional financing to complete the capitalization of our business plan. The additional financing will be used primarily for payment of liabilities and for expansion of further research and development and marketing. We can give no assurance that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us. Our ability to obtain additional capital depends on market conditions, the global economy and other factors outside our control. If we do not obtain adequate financing, or such financing is not available on acceptable terms, our ability to satisfy our liabilities, finance our expansion, develop or enhance our products and services, and respond to competitive pressures would be significantly limited. Our failure to secure necessary financing could have a material adverse effect on our business, prospects, financial condition, and results of operations.

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

FISCAL YEAR ENDED JANUARY 31,

	2006	2005

Net cash used by operating activities	$(482,110)	$(509,967)
Net cash provided by financing activities	$692,202	$557,811
Net cash used by investing activities	$(74,470)	$(3,096)

As of April 30, 2006, we had approximately $638,000 cash on hand.

At January 31, 2006, we had positive working capital of approximately $21,500 compared to negative working capital of approximately $151,000 on January 31, 2005. Management believes that if we complete the Asset Purchase Agreement with Sentry Power, LLC, described in SUBSEQUENT EVENT—POTENTIAL ACQUISITION, below, it will be necessary to increase it working capital to continue our research and development activities, which may be achieved by incurring additional indebtedness from stockholders or others.

Our ability to satisfy our obligations will depend in part upon our ability to successfully complete the offer and sale of additional shares of its common stock and in part upon our ability to reach a profitable level of operations. We plan to license our technology to other entities. We intend to discuss and explore various possible business combinations or transactions with established battery manufacturers. These may include joint venture agreements, licensing agreements, technology transfer agreements or other agreements by which established manufacturers acquire the right to employ our technology to manufacture batteries.

Subsequent to the fiscal year ending January 31, 2006, in February 2006, we received $495,000 from the proceeds from the issuance of a convertible debenture with Cornell Capital Partners, L.P. (as discussed below). Additionally, in April 2006, we received $292,000 as the proceeds from the sale of our common stock by the exercise of stock options and warrants.

SUMMARY OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, L.P.

We entered into a Securities Purchase Agreement (the "Agreement") with Cornell Capital Partners, L.P. (“Cornell”) effective December 22, 2005, for the sale of redeemable secured convertible debentures in the principal amount of $1,630,580 (the "Debentures") and stock purchase warrants (the "Warrants") to buy 20,904,875 shares of our Common Stock. Pursuant to the terms of the Agreement, we became obligated to file a registration statement with the Securities and Exchange Commission to register for the resale of the shares of our common stock underlying the Debentures and shares of our common stock underlying the Warrants.

Under the terms of our financing with Cornell, we have received net proceeds of $1,405,000. This financing was comprised of three separate segments of funding as follows:

1.
In August and November 2004, we borrowed an aggregate of $500,000 from Cornell through two issuances of 5% Convertible Debentures which was secured by substantially all of our assets. On May 10, 2005, we refinanced the Convertible Debentures with a new Convertible Debenture in the principal amount of $514,657, which comprised the original $500,000 principal plus accrued interest as of that date. On December 22, 2005, the Convertible Debenture was replaced by a new Convertible Debenture which was issued in the principal amount of $530,580, comprising the original $500,000 principal plus accrued interest as of that date. This Convertible Debenture: (i) has a due date of December 22, 2007, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; and (iv) is subject to certain conversion features. If this Debenture is repaid under an Optional Redemption Feature, we must issue a warrant (the “Warrant Feature”) to Cornell to purchase 1,000,000 shares of our common stock for each $100,000 redeemed, exercisable at 120% of the closing bid price of our common stock. This debenture is referred to herein as the “First Debenture.”

2.
In December 2005, we issued a new Convertible Debenture in the principal amount of $500,000. This Convertible Debenture: (i) has a due date of December 22, 2007, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; (iv) is subject to certain conversion features including the Optional Redemption Feature and Warrant Feature as under the terms of the First Debenture. This debenture is referred to herein as the “Second Debenture.”

3.
Pursuant to the terms and conditions of the Securities Purchase Agreement, Cornell was obligated to promptly provide the Company with $550,000, less certain fees and expenses, and with an additional $550,000 within two business days before the filing date of a registration statement registering shares of our common stock underlying the Convertible Debentures and Warrants. On February 21, 2006, we issued Secured Convertible Debentures with Cornell in the principal amount of $550,000. This Convertible Debenture: (i) has a due date of February 21, 2008, (ii) bears interest at a rate of 10% per annum; (iii) was subject to a registration rights agreement; and (iv) is subject to certain conversion features including the Optional Redemption Feature and Warrant Feature as under the terms of the First Debenture. This debenture is referred to herein as the “Third Debenture”.

The First Debenture, Second Debenture and Third Debenture are referred to collectively as the “Convertible Debentures.”

Conversion Feature

The Convertible Debentures are convertible (“Conversion Feature”) into our common stock at any time until repayment of the Convertible Debentures at the price per share equal to the lesser of:

a.	an amount equal to 120% of the closing bid price of the common stock (the “Optional Redemption Feature”); or

b.	an amount equal to 100% of the average of the three lowest closing bid prices of the common stock for the 30 trading days immediately preceding the conversion date.

Pursuant to the terms of the agreements, in no event shall Cornell convert the Convertible Debentures in such manner that would cause Cornell to beneficially own more than 4.99% of the then total issued and outstanding shares of the Company's common stock.

Significant Accounting Estimates and Policies

Accounting for Stock-Based Compensation. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

Secured Convertible Debentures and Warrants- Derivative Financial Instruments

The Convertible Debentures and the Warrants have been accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, EITF No. 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, EIFT No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” and EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” were also considered.

We have identified the following instruments and derivatives:

Convertible Debentures
Conversion Feature
Company’s Optional Redemption right
Warrant Feature

We have identified the Conversion Feature and Power Technology’s Optional Redemption within the Convertible Debentures to represent embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities because they are subject to a Registration Rights Agreement (“RRA”). The Conversion Feature and Power Technology’s Optional Redemption within the Convertible Debentures have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument.” We have identified the Warrant Feature to be detachable derivatives. The Single Compound Embedded Derivatives within Convertible Debentures and the Derivative Liability for Warrants have been recorded at their respective fair values at the date of issuance (December 22, 2005); and are marked-to-market each quarter with changes in fair value recorded to Power Technology’s consolidated statements of operations as “Net change in fair value of derivative liabilities.” We have utilized a third party valuation firm to fair value these derivative liabilities under the following methods: a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Debentures; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability-weighted exercise price.

The fair value of the derivative liabilities are subject to the changes in the trading value of our common stock. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by debenture holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

UNCERTAINTIES

DEVELOPMENT STAGE COMPANY

We are in the development stage. There is no assurance that our activities will be profitable. The likelihood of our success must also be balanced with considerations in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

GOING CONCERN

The financial statements are presented on the basis that Power Technology is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

At January 31, 2006, we had positive working capital of approximately $21,500, a loss from operations for the year ended January 31, 2006, of $(3,245,966) and an accumulated deficit of $(14,769,116) since June 3, 1996, the date of our inception.

Management believes that current plans to expand our operations and a combination of our financing and plans to raise capital through the sale of our common stock will provide sufficient working capital to allow us to continue as a going concern.

Subsequent to our fiscal year end, in February 2006, we received $495,000 from the proceeds of the issuance of a convertible debenture to Cornell Capital Partners, L.P. (as discussed above). Additionally, in April 2006, we received $292,000 cash from the sale of our common stock and for exercise of stock options and warrants. As of May 1, 2006, we had approximately $638,000 cash on hand.

COSTS OF CONDUCTING BUSINESS. We will be required to incur substantial costs for research and development and equipment, establishing production and marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its batteries or other products proves to be commercially successful on a broad scale. Our ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of batteries and other products, and control over our operating costs.

TECHNOLOGICAL CHANGE. We expect that many new technologies and products will be introduced in the battery industry over the next several years. Established battery manufacturers, such as Exide, Delphi, A.C. Delco, Johnson Controls, Inc., East Penn Manufacturing Co., Inc GNB, Electrosource, Inc., Energy Conversion Devices, Inc., Hawker and Yuasa, all of which have substantially greater financial resources than us. These other companies have larger staffs, more resources, more laboratories, more equipment, and more manufacturing and testing facilities than us. These other companies can also dedicate substantially more personnel and resources to research and developing new products than us. They may be able to develop more technologically advanced products that are less expensive and have a greater useful life and better operating performance than our products. Our success will depend, among other things, on our ability to develop and maintain a competitive position technologically. There can be no assurance that we will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in our present or future products becoming non-competitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior batteries, which event could have an adverse effect on our business.

CONTRACTS. We have no current contracts for the manufacture or sale of our batteries or other products. There can be no assurance that we will be able to obtain sufficient and suitable contracts for our business plan.

FLUCTUATIONS IN OPERATING RESULTS. Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control, including, among others, the expected relatively long sales and implementation cycles for our products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in our operating expenses; changes in the mix of products sold; timing of introduction or enhancement of products by us or our competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments, particularly the automotive industry.

There can be no assurance that our products will achieve broad market acceptance or that we will be successful in marketing our products or enhancements thereto. In the event that our current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than our products, demand for our products would decline. A decline in demand for, or market acceptance of, our batteries or other products as a result of competition, technological change, or other factors would have material adverse effects on our business, financial condition and results of operations.

RAW MATERIALS. The basic raw materials and components for the batteries and other products being developed by us are readily available. We do not expect to experience any significant delays in obtaining timely delivery of our materials and components.

SEASONALITY. We do not expect to experience material seasonal variations in revenues or operating costs, except that sales activity for its batteries may increase in the summer and winter seasons which is expected to cause an increase in our operations.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company for its fiscal year ended January 31, 2006, are provided with this Form 10-KSB annual report and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power Technology, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Power Technology, Inc. (a development stage company) as of January 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended and the period from June 3, 1996 (inception) to January 31, 2006. These financial statements are the responsibility of Power Technology, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from June 3, 1996 (inception) through January 31, 2004 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from June 3, 1996 (inception) through January 31, 2004 include total revenues and net loss of $26,663 and $9,101,298, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from June 3, 1996 (inception) through January 31, 2006, insofar as it relates to amounts for prior periods through January 31, 2004, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. as of January 31, 2006, and the results of its operations and its cash flows for the years ended January 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

May 3, 2006

Power Technology, Inc.
(a Development Stage Company)
Consolidated Balance Sheet

January 31, 2006
ASSETS
Current assets
Cash and equivalents	$180,583
Prepaid expenses	1,278
Deposit for equipment	9,470
Total current assets	191,331

Fixed assets, net of accumulated depreciation of $27,156	821

Deferred financing costs, net of accumulated amortization of $3,562	61,438

Total assets	$253,590

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable	$120,770
Short-term debt	49,000
Total current liabilities	169,770

Non-current liabilities
Convertible debentures, net of discount	194,279
Derivative liability	2,441,900
Total non-current liabilities	2,636,179

Total liabilities	2,805,949

Stockholders' (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	—
Common stock, $0.001 par value, 750,000,000 shares
authorized, 135,495,745 shares issued and outstanding	135,495
Additional paid-in capital	12,082,640
Other comprehensive loss	(1,378)
(Deficit) accumulated during development stage	(14,769,116)
Total stockholders' (deficit)	(2,552,359)

Total liabilities and stockholders' (deficit)	$253,590

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
(a Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
for the years ended January 31, 2006 and 2005 and
the period from June 3, 1996 (inception) to January 31, 2006

	For the years ended January 31,		June 3, 1996 (inception) to January 31,
	2006	2005	2006

Consulting revenue	$—	$—	$26,663

Operating expenses:
General administrative expenses	402,958	503,069	3,387,330
Research & development-related party	—	—	1,350,083
Research & development	31,857	2,595	34,452
Consulting fee	68,003	46,671	271,174
Stock-based executive compensation and
reimbursed expenses	98,020	698,895	1,007,915
Stock-based consulting fee	592,347	787,430	1,382,027
Stock-based consulting fees-related party	—	—	4,665,022
Stock-based legal fees	—	22,500	20,250
Stock-based patent litigation fees	—	152,000	152,000
Loss from impairment of related party advances	—	—	127,000
Depreciation and amortization	6,879	8,960	36,756
Total operating expenses	1,200,064	2,222,120	12,434,009

Interest income	15	—	794

Other expenses:
Interest expense	510,718	122,726	748,443
Interest expense-related party	—	22,006	22,006
Gain/(loss) on derivatives	1,521,299	—	1,521,299
Impairment of long lived assets	13,900	55,000	68,900
Loss on foreign currency	—	—	1,916
Total other expenses	2,045,917	199,732	2,362,564

Net (loss)	$(3,245,966)	$(2,421,852)	$(14,769,116)

Other comprehensive loss - foreign currency translation	(1,378)	—	(1,378)

Comprehensive loss	$(3,247,344)	$(2,421,852)	$(14,770,494)

Weighted average number of
common shares outstanding-basic and fully diluted	133,781,064	92,024,718

Net (loss) per share-basic and fully diluted	$(0.02)	$(0.03)

The accompany notes are an integral part of these financial statements

POWER TECHNOLOGY, INC.
(a Development Stage Company)
Consolidated Statements of Changes in Stockholders' (Deficit)
for the period June 3, 1996 (inception) to January 31, 2006

	Common Stock		Additional Paid-In	(Deficit) Accumulated During Development	Accumulated Other Comprehensive	Prior Period	Total Stockholders'
	Shares	Amount	Capital	Stage	Gain/(Loss)	Adjustments	(Deficit)

Balance June 3, 1996	2,500,000	$2,500	$22,500	$—	$—	$—	$25,000
Net (loss) for the period ended
January 31, 1997	—	—	—	(139,907)	—	—	(139,907)

Balance January 31, 1997	2,500,000	2,500	22,500	(139,907)	—	—	(114,907)

Net (loss) for the year ended
January 31, 1998	—	—	—	(51,374)	—	—	(51,374)

Balance January 31, 1998	2,500,000	2,500	22,500	(191,281)	—	—	(166,281)

Reorganization of Company,
reverse acquisition of Zepplin, Inc.	2,800,000	2,800	(2,573)				227
Shares issued for cash	6,900,000	6,900	683,300				690,200
Shares issued for patents	200,000	200	19,800				20,000
Shares issued for consulting services	134,700	135	134,565				134,700
Net (loss) for the year ended
January 31, 1999	—	—	—	(700,909)	—	—	(700,909)

Balance January 31, 1999	12,534,700	12,535	857,592	(892,190)	—	—	(22,063)

Shares issued for cash	2,900,000	2,900	287,099				289,999
Shares issued for consulting services	548,800	549	329,001				329,550
Shares issued for debt conversion	1,034,000	1,034	205,766				206,800
Prior period adjustment		(200)	(20,000)		—	20,000	(200)
Net (loss) for the year ended
January 31, 2000	—	—	—	(908,475)	—	—	(908,475)

Balance January 31, 2000	17,017,500	16,818	1,659,458	(1,800,665)	—	20,000	(104,389)

Shares issued for cash	1,155,000	1,155	597,720				598,875
Shares issued for consulting services	1,055,000	1,055	465,395				466,450
Reversal of prior period adjustment					—	(20,000)	(20,000)
Net (loss) for the year ended
January 31, 2001	—	—	—	(1,708,345)	—	—	(1,708,345)

Balance January 31, 2001	19,227,500	19,028	2,722,573	(3,509,010)	—	—	(767,409)

Shares issued for consulting services	2,874,330	2,874	2,336,582				2,339,456
Shares issued for debt conversion	1,050,000	1,050	523,950				525,000
Share issued for interest	171,780	172	59,951				60,123
Shares issued for cash	20,500	205	76,595				76,800
Net (loss) for the year ended
January 31, 2002	—	—	—	(2,943,692)	—	—	(2,943,692)

Balance January 31, 2002	23,344,110	23,329	5,719,651	(6,452,702)	—	—	(709,722)

Shares issued for consulting services	7,680,420	7,680	1,753,736				1,761,416
Shares issued for debt conversion	293,958	294	195,206				195,500
Shares issued for cash	207,500	208	182,083				182,291
Net (loss) for the year ended
January 31, 2003	—	—	—	(2,298,550)	—	—	(2,298,550)

Balance January 31, 2003	31,525,988	31,511	7,850,676	(8,751,252)	—	—	(869,065)

Shares issued for consulting services	4,500,000	4,500	220,660				225,160
Shares issued for consulting services
- related party	372,000	372	28,668				29,040
Shares issued for debt conversion	10,000,000	10,000	690,000				700,000
Share issued for interest	—	—	27,800				27,800
Shares issued for cash	1,207,500	1,208	28,793				30,001
Shares cancelled	(165,500)	(166)	—				(166)
Net (loss) for the year ended
January 31, 2004	—	—	—	(350,046)	—	—	(350,046)

Balance January 31, 2004	47,424,488	47,424	8,846,597	(9,101,298)	—	—	(207,277)

Shares issued for consulting services	26,693,897	26,694	825,718				852,412
Shares issued for debt conversion	13,435,600	13,436	322,454				335,890
Shares issued for financing fees	8,849,558	8,850	416,150				425,000
Share issued for interest	—	.	—				—
Shares issued for legal fees	5,750,000	5,750	166,500				172,250
Shares issued for executive compensation	24,026,658	24,026	617,122				641,148
Net (loss) for the year ended
January 31, 2005	—	—	—	(2,421,852)	—	—	(2,421,852)

Balance January 31, 2005	126,180,201	126,180	11,194,541	(11,523,150)	—	—	(202,429)

Shares issued for consulting services	9,064,967	9,064	675,756				684,820
Shares issued for debt conversion	—	—	—				—
Shares issued for financing fees	—	—	—				—
Share issued for interest	—	.	—				—
Shares issued for legal fees	—	—	—				—
Shares issued for executive compensation	1,250,577	1,251	98,343				99,594
Share issued for cash	3,000,000	3,000	110,000				113,000
Share rescission	(4,000,000)	(4,000)	4,000				—
Other comprehensive loss on translation valuation					(1,378)		(1,378)
Net (loss) for the year ended							—
January 31, 2006	—	—	—	(3,245,966)	—	—	(3,245,966)

Balance January 31, 2006	135,495,745	135,495	12,082,640	(14,769,116)	(1,378)	—	(2,552,359)

The accompanying notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
(a Development Stage Company)
Consolidated Statements of Cash Flows
for the years ended January 31, 2006 and 2005 and
the period from June 3, 1996 (inception) to January 31, 2006

	For the years ended January 31,		June 3, 1996 (inception) to January 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(3,245,966)	$(2,421,852)	$(14,769,116)

Adjustments to reconcile net (loss) to net cash
(used) by operating activities
Depreciation expense	2,079	10,000	32,996
Impairment of long lived assets	18,700	55,000	73,700
Loss from impairment of related party advances	—	—	127,000
Amortization of debt discount	461,383	72,917	534,300
Amortization of deferred financing costs	3,562	—	3,562
Loss on derivatives	1,521,299	—	1,521,299
Stock issued for executive compensation and reimbursement expenses	61,941	641,149	703,090
Stock issued for director fees	37,653	—	37,653
Stock issued for consulting services	684,820	821,597	6,115,409
Stock issued for consulting fees-related party	—	—	212,530
Stock issued for legal fees-related party	—	22,500	22,500
Stock issued for patent litigation legal fees	—	152,000	152,000
Stock issued for interest expense	—	—	60,123
Stock issued to acquire patents	—	—	(20,000)
Warrants issued for consulting fees	—	28,564	56,364
Increase in prepaid expenses	(1,278)	—	(1,278)
Decrease in employee advance	—	1,000	1,000
(Decrease) increase in accounts payable	(26,303)	107,158	139,128

Net cash used by operating activity	(9,470)	(509,967)	(92,733)

Cash flows from investing activities
Purchase of equipment	—	(3,096)	(24,763)
Payment of deposit for equipment	(9,470)	—	(9,470)
Patent acquisition	—	—	(58,500)

Net cash used by investing activities	(9,470)	(3,096)	(92,733)

Cash flows from financing activities
Proceeds from debt	1,682,237	49,000	1,811,323
Repayments of debt	(1,101,657)	83,811	(864,377)
Proceeds from convertible debentures	—	425,000	1,300,010
Payment of deferred financing costs	(65,000)	—	(65,000)
Other comprehensive loss on translation valuation	(1,378)	—	(1,378)
Issuance of common stock	113,000	—	3,090,478

Net cash provided by financing activities	627,202	557,811	5,271,056

Net increase in cash	135,622	44,748	180,583

Cash and equivalents - beginning	44,961	213	—

Cash and equivalents - ending	$180,583	$44,961	$180,583

Supplemental disclosures
Interest paid	$66,769	$6,424	$73,193

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities

Value of shares issued for note payable and interest expense	$—	$335,890	$335,890

Value of shares issued for debt conversion	$—	$—	$1,627,300

Value of shares issued to acquire patents	$—	$—	$20,000

The accompanying notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Power Technology, Inc. (“Power Technology” or the "Company") was originally incorporated as PowerTek in Nevada on January 19, 1996. Power Technology was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of January 31, 2006, Power Technology has been able to advance the battery technology to a proof of principle stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

Power Technology is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital in order to generate significant operations while it is conducting research and development activities.

Basis of Presentation

The consolidated financial statements include the accounts of Power Technology and its wholly-owned subsidiary, PowerTek Technology Corporation, Inc. Significant inter-company accounts and transactions have been eliminated.

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
Revenue Recognition

Power Technology recognizes revenue on an accrual basis when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Product Development Costs

The products will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its products, Power Technology will incur external costs for research, development, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Impairment of Long Lived Assets

Long lived assets held and used by Power Technology are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. Power Technology assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Earnings per Share

Power Technology follows Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Foreign Currency Translations

The functional currency for Power Technology's foreign operations is the local currency. Assets and liabilities of Power Technology's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations.

Stock-Based Compensation

Power Technology accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if Power Technology had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2006	2005
Net loss as reported	$(3,245,966)	$(2,421,852)
Add: Stock based compensation determined
under intrinsic value-based method	-	25,000

Less: stock based compensation setermined
under fair value-based method	-	(27,765)

Pro forma net loss	$(3,245,966)	$(2,424,617)

Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.03)

The weighted average fair value of the stock options granted during fiscal 2005 was $0.03. Variables used in the Black-Scholes option-pricing model include (1) 3.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 139%, and (4) zero expected dividends.

Income Taxes

Power Technology recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Power Technology provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Secured Convertible Debentures and Warrants- Derivative Financial Instruments

The Convertible Debentures and the Warrants have been accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, EITF No. 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, EITF No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” and EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” were also considered.

Power Technology has identified the following instruments and derivatives:

Convertible Debentures
Conversion Feature
Company’s Optional Redemption right
Warrant Feature

Power Technology has identified the Conversion Feature and Power Technology’s Optional Redemption within the Convertible Debentures to represent embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities because they are subject to a Registration Rights Agreement (“RRA”). The Conversion Feature and Power Technology’s Optional Redemption within the Convertible Debentures have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument.”

Power Technology has identified the Warrant Feature to be detachable derivatives.

The Single Compound Embedded Derivatives within Convertible Debentures and the Derivative Liability for Warrants have been recorded at their respective fair values at the date of issuance (December 22, 2005); and are marked-to-market each quarter with changes in fair value recorded to Power Technology’s consolidated statements of operations as “Net change in fair value of derivative liabilities.” Power Technology has utilized a third party valuation firm to fair value these derivative liabilities under the following methods: a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Debentures; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability-weighted exercise price.

The fair value of the derivative liabilities are subject to the changes in the trading value of Power Technology’s common stock. As a result, Power Technology’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of Power Technology’s stock at the balance sheet date, the amount of shares converted by debenture holders and/or exercised by warrant holders. Consequently, Power Technology’s financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

Recent Pronouncements

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (‘SFAS 123R”), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, Power Technology will be required to determine fair value in accordance with SFAS 123R. Power Technology does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, Power Technology is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $3,247,344 during the year ended January 31, 2006, and $2,423,481 during the year ended January 31, 2005. In addition, Power Technology's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of Power Technology to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should Power Technology be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets as of January 31, 2006 consisted of the following:

Prototype Plant	$94,700
Office equipment	21,737
Manufacturing equipment	4,076
Leasehold improvements	2,164
Less: Accumulated depreciation	(27,156)

Fixed assets, net	$95,521

Depreciation expense for the years ended January 31, 2006 and 2005 was $2,079 and $4,160, respectively. On January 12, 2006 Power Technology contracted with a third party vendor to deliver a Prototype Plant to demonstrate the feasibility of manufacture battery cells based on the patent that the company holds. The plant will start production in 2006 therefore no depreciation was expensed for it as of January 31, 2006.

NOTE 4 - PATENTS

Certain costs were capitalized for patents. All other related patent acquisition and development costs have been expensed. During fiscal 2005, $55,000 was deemed impaired and written off. During fiscal 2006, the remaining amount was written off.

NOTE 5 - NOTE PAYABLE AND SECURED CONVERTIBLE DEBENTURES

Note Payable-

In July 2004, Power Technology borrowed $49,000 from a third party. This loan is non-interest bearing and is due on demand.

Convertible Debentures-

In August and November 2004, Power Technology borrowed $500,000 from Cornell Capital Partners, L.P. (“Cornell” or “CCP”) through two issuances of 5% Convertible Debentures (“CCP-1” and “CCP-2”), secured by substantially all of Power Technology's assets. On May 10, 2005, Power Technology refinanced CCP-1 and CCP-2 with a new Convertible Debenture (“CCP-3”) in the principal amount of $514,657, which comprised the original $500,000 principal plus accrued interest. On December 22, 2005, CCP-3 was replaced by a new Convertible Debenture (“CCP-4”), which was issued in the principal amount of $530,580, comprising the original $500,000 principal plus accrued interest. CCP-4 has a due date of December 22, 2007, and bears interest at 10% per annum. CCP-1 through CCP-4 (and later, CCP-5) are collectively referred to as the “Convertible Debentures.”

The Convertible Debentures are convertible (“Conversion Feature”) into the common stock of Power Technology at any time until repayment of the Convertible Debentures at the price per share equal to the lesser of:

a.	an amount equal to 120% of the closing bid price of the common stock (the “Optional Redemption Feature”); or

b.	an amount equal to 100% of the average of the three lowest closing bid prices of the common stock for the 30 trading days immediately preceding the conversion date.

However, in no event shall Cornell convert the Convertible Debentures in such manner that would cause Cornell to beneficially own more than 4.99% of the then total issued and outstanding shares of Power Technology's common stock.

If CCP-4 is repaid under the Optional Redemption Feature, Power Technology must issue a warrant (the “Warrant Feature”) to Cornell to purchase 1,000,000 shares (formerly 50,000 shares for CCP-1 through CCP-3) of its common stock for each $100,000 redeemed, exercisable at 120% of the closing bid price of the common stock. CCP-4 is secured by substantially all of Power Technology’s assets, is subject to a RRA, and includes default provisions.

Also on December 22, 2005, Power Technology issued $500,000 of new Convertible Debentures due 2007 (“CCP-5”), bearing an annual interest rate of 10%, and providing for the same Conversion Feature, Optional Redemption Feature, Warrant Feature, RRA, default and other provisions as under the terms of CCP-4.

For each of CCP-4 and CC-5, the Conversion Feature and Optional Redemption Feature were designated as embedded derivatives, and have been bundled together as a single compound embedded derivative liability. Power Technology utilized a layered discounted probability-weighted cash flow approach to determine the initial fair values of these Convertible Debentures at issuance date (December 22, 2005), which were as follows: CCP-4- $370,601 and CCP-5- $381,398. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of CCP-4 and CCP-5, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and/or redemption, and likelihood of default status and timely registration. At inception, the fair values of these single compound embedded derivatives were bifurcated from their respective debt host contracts and recorded as derivative liabilities, which resulted in a reduction of the initial notional carrying amount of the Convertible Debentures (as unamortized discount, which will be amortized over the two-year life of the notes under the effective interest method). For each of CCP-4 and CCP-5, the Warrant Feature has been designated as a freestanding derivative liability and has been fair valued utilizing the Black-Scholes method with a probability-weighted exercise price. At inception (December 22, 2005), the fair values of the Warrant Feature were as follows: CCP-4 - $641,478 and CCP-5 - $664,957.

With respect to CCP-4, the fair value of the Warrant Feature at inception of $641,478 was recorded as a loss on early extinguishment of debt in the accompanying consolidated statements of operations. With respect to CCP-5, the excess of the unamortized discount over its notional balance amounting to $561,356 (including financing costs of $65,000 paid to a related party of Cornell) at inception, was charged to interest expense in the accompanying consolidated statements of operations.

The assumptions used in both the layered discount probability-weighted cash flow approach for the compound single embedded derivatives within the Convertible Debentures and the Black-Scholes approach for the Warrant derivative liability comprised the following: risk-free interest rate of 4.4%, volatility of 100%, expected stock price average growth of 31.5%, no registration default, 2.5% default status, no assumption of alternative financing, expected Warrant term of 5 years, dividend yield of zero percent, and a probability-weighted exercise price of $0.075.

The Convertible Debentures (CCP-4 and CCP-5) were balances at January 31, 2006 as adjusted:

	CCP-4	CCP-5	Total
Convertible Debentures Notional balance at inception	$530,580	$550,000	$1,080,580
Adjustment-Discount for Single Compound
Embedded Derivative within Convertible Debentures	(370,601)	(550,000)	(920,601)
Adjustment-Discount for Warrant Feature	-	-	-
Amortization of discount	11,338	22,962	34,300

Convertible Debentures January 31, 2006, as adjusted	171,317	22,962	194,279

For the period from inception (December 22, 2005) through January 31, 2006, the amortization of unamortized discount on the Convertible Debentures (CCP-4 and CCP-5) was $34,300, which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4 and CCP-5) derivative liability reflects the following activity for the period from inception (December 22, 2005) through January 31, 2006:

	CCP-4	CCP-5	Total
Balance at inception	$370,601	$381,399	$752,000
Mark-to-market for the period from inception through January 31, 2006	81,620	75,858	157,478

Balance January 31, 2006	$452,221	$457,257	$909,478

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity from inception to January 31, 2006.

	CCP-4	CCP-5	Total
Balance at inception	$641,478	$664,957	$1,306,435
Mark-to market for the period from inception through January 31, 2006	110,963	115,024	225,987

Balance January 31, 2006	$752,441	$779,981	$1,532,422

Change in fair value of derivative liabilities-

For the period from inception (December 22, 2005) of the Convertible Debentures (CCP-4 and CCP-5) through January 31, 2006, the net increase in fair value of the derivative liabilities reflected as other expense in the accompanying statements of operations, comprised the following:

Derivative Liability- Compound Embedded Derivative within Convertible Debentures	$157,478
Derivative Liability- Warrant Feature	225,987
Net increase in fair value of derivative liabilities	$383,465

Subsequent to January 31, 2006, Power Technology issued Secured Convertible Debentures with Cornell in the principal amount of $550,000 (“CCP-6”- see Note 11).

NOTE 6 - RELATED PARTY TRANSACTIONS

Power Technology recognized $25,000 in consulting fee income paid by MicroDri, L.P., a related entity, during the year ended January 31, 2003.

Neo-Dyne Research, Inc. is owned by individuals who were previously Company officers and directors. Power Technology paid $144,894 in research fees to Neo-Dyne Research, Inc. during the year ended January 31, 2003.

Lee Balak, Power Technology's former president, loaned $273,913 to Power Technology during the years ended January 31, 2005, 2004 and 2003. Power Technology accrued interest expense of $19,073 on these loans. Power Technology repaid $35,490 in cash and the balance by issuing 14,714,055 shares of common stock valued at $367,851 in May 2004.

Power Technology issued 8,571,428 shares of common stock valued at $214,286 to Balak as salary for the fiscal year ended January 31, 2004.

Power Technology issued 9,250,439 shares of common stock valued at $265,018 to Bernard Walter and 1,600,000 shares of common stock valued at $58,000 to directors as compensation for the fiscal year ended January 31, 2005.

Power Technology issued 721,165 shares of common stock valued at $62,020 to Bernard Walter and 529,412 shares of common stock valued at $33,000 to directors as compensation for fiscal year ended January 31, 2006.

Lee Balak made cash payments of $16,907 to third parties to pay expenses of Power Technology during the years ended January 31, 2005, 2004 and 2003. Power Technology repaid $16,907 in cash to Mr. Balak during the year ended January 31, 2006.

Lee Balak surrendered ownership of 4,000,000 shares of Power Technology common stock to the Company during the year ended January 31, 2006 to settle a potential claim.

NOTE 7 - INCOME TAXES

Power Technology uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Power Technology incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $9,858,000 at January 31, 2006, and will expire in the years 2016 through 2024.

The utilization of the net operating loss carry-forward is limited under Section 382 of the Internal Revenue Code due to the change in control of Power Technology. At January 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets

Net operating losses	163,000
Less: valuation allowance	(163,000)

Net deferred tax asset	$-

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended January 31, 2005, Power Technology issued common shares as follows:

-	56,470,555 shares to unrelated parties for consulting services valued at $1,637,246,

-	13,435,600 shares for settlement of debt totaling $335,890, and

-	8,849,558 shares to Cornell Capital Partners, L.P. as a commitment fee for a Standby Equity Distribution Agreement valued at $173,411.

During the year ended January 31, 2006, Power Technology issued common shares as follows:

-	9,064,000 shares to unrelated parties for consulting services valued at $684,818

-	1,251,000 issued to officers and directors of Power Technology for services valued at $82,077

-	3,000,000 shares for exercise of warrants for cash of $113,000

NOTE 9 - OPTIONS AND WARRANTS

Stock options

On August 1, 2004, Power Technology's Board of Directors adopted the "Power Technology, Inc. 2004-B Stock Option, SAR and Stock Bonus Plan" (the "Plan"). The terms of the Plan allow for the issuance of up to 20,000,000 options to purchase 20,000,000 shares of Power Technology's common stock or a comparable number of SAR's or stock bonuses.

Activity of options during the years ended January 31, 2006 and 2005 is as follows:

	2006		2005
	Options	Weighted Average Share Price	Options	Weighted Average Share Price

Outstanding at beginning of year	1,000,000	$0.005	-	-

Granted	-	-	1,000,000	0.005
Exercised	-		-
Forfieted	-	-	-	-

Outstanding at end of year	1,000,000	$0.005	1,000,000	$0.005

Exercise prices, number of exercisable options and weighted-average contractual lives of stock options outstanding as of January 31, 2006 are $0.005, 100,000 options and 1.8 years, respectively.

Warrants

Warrants issued by Power Technology are valued on the date of grant using the Black-Scholes pricing model using assumptions.

Activity of warrants during 2006 and 2005 is as follows:

	2006		2005
	Warrants	Weighted Average Share Price	Warrants	Weighted Average Share Price

Outstanding at beginning of year	13,240,000	$0.12	11,990,000	$0.12

Granted	1,750,000	0.04	6,250,000	0.02
Excersied	(3,000,000)	0.04
Forfieted	(10,490,000)	0.12	(5,000,000)	0.01

Outstanding at end of year	1,500,000	$0.06	13,240,000	$0.12

Warrants outstanding and exercisable as of January 31, 2006:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Remainig life	Number of shares

0.06	1,500,000	0.3	1,500,000

NOTE 10 - SUBSEQUENT EVENTS

On February 8, 2006, Power Technology adopted the 2006 Stock Option, SAR and Stock Bonus Consultant Plan. The terms of this plan allow for the issuance of non-qualified stock options with or without appreciation rights to purchase up to 13,000,000 shares of Power Technology's common stock or a comparable number of SAR's or stock bonuses.

In February 2006, Power Technology entered into a consulting contract with Timothy J. Connolly ("Connolly") to provide general business strategic consulting and management advisory services for the period January 1, 2006 through December 31, 2006. Connolly agreed to provide Power Technology office space, a conference room, telecommunication equipment, secure high speed internet access, computer equipment, copying equipment, a receptionist and clerical assistance for Power Technology's use during the term of the agreement. Power Technology agreed to pay Connolly, the sum of $ 50,000 cash, plus $6,000 per month, paid quarterly in cash or stock. Power Technology agreed to pay Connolly an advisory fee equal to 5% of the total transaction value of any acquisition, merger, or debt financing which is consummated during the term of this agreement. Power Technology granted Connolly fully vested options for the right to purchase on demand, for one year, up to 5,000,000 shares of the common stock of Power Technology at $.06 per share. All the shares and underlying the options are to be registered by Power Technology upon demand by Connolly under Form S-8. Connolly will not own more than 4.9% of Power Technology at any time, unless mutually agreed by Connolly and Power Technology. In April 2006, Connolly purchased 3,366,667 shares of common stock at $0.06 per share by exercising options.

On February 10, 2006, Power Technology entered into a consulting contract with Yoshi Yamanashi ("Yamanashi") to provide general business strategic consulting and management advisory services for the two year period of January 1, 2006 through December 31, 2007. Power Technology will pay Yamanashi a commission of 10% of the total net licensing fees Power Technology actually receives from those companies to whom Power Technology is introduced by Yamanashi. Power Technology will also pay Yamanashi a commission of 5% of the net royalties actually received by Power Technology from those companies for Power Technology products manufactured by those companies, for the first three years of the royalty agreement.

On February 21, 2006, Power Technology borrowed an additional $550,000 from Cornell. The debenture was part of the Securities Purchase Agreement with Cornell dated December 30, 2005, which provided for the sale of a total of $1,630,580 in redeemable secured convertible debentures and warrants to purchase 20,904,875 shares of common stock.

On April 11, 2006, Power Technology’s wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and Power Technology entered into an Asset Purchase Agreement with Sentry Power, LLC (“Sentry”). Pursuant to the terms of the agreement, SPT will, subject to closing, acquire the assets of Sentry for a total purchase price of $1,195,000 which is to be paid at closing by issuing $960,000 worth of Power Technology’s restricted common stock. Additionally, SPT will assume $235,000 in debt presently owed by Sentry to CSI Business Finance, Inc. (“CSI”).

With regard to the debt, SPT will assume the debt to CSI and will execute a new security agreement and Power Technology will guarantee the note. At closing, Power Technology will execute a stock pledge agreement granting CSI a first lien on all capital stock or other interest of SPT which Power Technology holds. Power Technology’s agreement to guarantee the debt is conditioned upon and subject to the terms and conditions of a Guaranty Stock Pledge Agreement (the “Stock Pledge Agreement”) to be entered into at closing between Sentry and Power Technology which will provide for Sentry to pledge as collateral for the Stock Pledge Agreement an amount equal to $250,000 of the Power Shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Beckstead and Watts, LLP, the previous independent registered accounting firm of Power Technology, Inc. for the fiscal years ended January 31, 2003 and 2004, resigned on March 10, 2005, from further audit services to the Company because the firm has been the auditor of the Registrant for more than five years, as required by the Sarbanes-Oxley Act of 2002, as amended.

During the fiscal years ended January 31, 2003 and 2004, the financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that the reports of Beckstead and Watts, LLP for such fiscal years indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

For the two fiscal years ended January 31, 2003 and 2004, and the subsequent interim periods ended October 31, 2004, there were no disagreements between the Company and Beckstead and Watts, LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Beckstead and Watts, LLP would have caused Beckstead and Watts, LLP to make reference to the subject matter of the disagreement in connection with its reports.

On March 11, 2005, the Company executed an engagement letter to Malone & Bailey, PC., located at 2925 Briarpark, Suite 930, Houston, TX 77042 to audit the consolidated financial statements of the Company for its fiscal year ended January 31, 2005, and the related statements of income, stockholders' equity, and cash flows for the year then ending. The Board of Directors approved the appointment of Malone & Bailey, PC on May 10, 2005. During the two most recent fiscal years or any subsequent interim period, the new independent registered accounting firm had not previously been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with the firm regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or any reportable event prior to March 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and principal financial officer, after evaluation the effectiveness of disclosure controls and procedures of the Company [as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c)] as of the date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended January 31, 2006, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

The present directors and officers of Power Technology are as follows:

Name	Age	Position

Bernard J. Walter	58	Director, President, Secretary and Treasurer
F. Bryson Farrill	78	Director
Hugo P. Pomrehn, PhD.	68	Director
Joey Jung	33	Chief Technology Officer

The background and principal occupations of each director and officer of Power Technology are as follows:

Mr. Walter became a director of Power Technology effective July 1, 2004, to fill the vacancy on the Board of Directors created by the resignation of Lee A. Balak. Effective July 6, 2004, Mr. Walter executed an employment agreement with Power Technology, and the Board of Directors appointed Mr. Walter to be the Chief Executive Officer, President, Treasurer and Secretary of Power Technology. From 2000 to July of 2004, Mr. Walter was the General Counsel and a business and technical consultant to LFF Systems, Inc., a private roofing supply products company. From 2000 to December of 2004, Mr. Walter was a director, Vice President and General Counsel to eSimulation, Inc., a private technology development company that provides web based, online, process optimization systems for the operation of chemical and gas processing plants. From 1973 until his employment by Power Technology, Mr. Walter had been a practicing attorney in the State of Texas. Mr. Walter graduated from the University of St. Thomas with a B.A. degree in 1970, and graduated from the University of Houston Law Center with a J.D. degree in 1973.

Mr. Farrill became a director of Power Technology on October 25, 1999. From 1990 to the present, Mr. Farrill has been a financial consultant to high technology companies and other companies. Mr. Farrill is a director of Swiss Medica, Inc. a publicly traded pharmaceutical products company and a director of Balaton Group, Inc. a private financial services company and a director of Devine Entertainment, Inc. a publicly traded film production company and senior partner of Belgravia Financial, Ltd, a private real estate firm. He is an accredited representative of the Financial Services Authority of the United Kingdom. From 1968 to 1990, he was the President and Chairman of McLeod Young Weir International, a brokerage firm until it was acquired by Scotia Capital Markets. From 1962 to 1979, he was employed by McCleod Young Weir Ltd in Toronto, and was a director and member of its executive committee from 1964 to 1989. From 1981 to 1990, he was a Member of the New York Stock Exchange. Mr. Farrill received a B.A. decree in political science and economics from the University of Toronto in 1951.

Dr. Pomrehn became a director of Power Technology during July 1998. Dr. Pomrehn is the Chairman of the Board and a director of Stayhealthy Incorporated, a closely held health products company. From November 1997 to August 1999, he was the Executive Vice President of Special Projects of American Technologies Group, Inc. ("ATG"), a public company engaged in research and development activities; and has been a consultant to ATG since August 1999 to the present. Dr. Pomrehn previously served as President, Chief Operating Officer, Vice Chairman and a director of ATG from April 1995 to November 1997. He was appointed as Under Secretary of Energy by President George Bush in 1992. He was employed by Bechtel Corporation from 1967 to 1992, and was a Vice President and Manager of its Los Angeles regional office from 1990 to 1992. Dr. Pomrehn graduated from the University of Southern California with a bachelor of science degree in mechanical engineering in 1960; received a masters degree in mechanical engineering from George Washington University in 1965; received a masters degree in industrial engineering from the University of Southern California in 1969; and received a doctorate in engineering from the University of Southern California in 1975. Dr. Pomrehn is a member of the American Nuclear Society and American Society of Mechanical Engineers, and is a registered professional mechanical and nuclear engineer in the State of California. Dr. Pomrehn has tendered his resignation to the Company effective June 30, 2006.

Mr. Jung became Chief Technology Officer of Power Technology on November 21, 2004. From June of 2000 to November 2004, he was employed as a Senior Research Scientist specializing in battery and fuel cell technology by Vizon SciTec Inc. (formerly BC Research Inc.) in Vancouver, Canada. From 1997 through 2000 he was employed as a Graduate Research Assistant in the Chemical Engineering Department at the University of British Columbia in Vancouver, Canada. From 1995 to 1996, he was the lead teaching assistant of the Department of Chemical Engineering, Chinese Culture University, Taipei, Taiwan. Mr. Jung graduated from Chinese Culture University with a B.Sc. degree in chemical engineering specialized in 1994, and in 2000 graduated from the University of British Columbia with a M.A.Sc. degree in Chemical Engineering specializing in electrochemical engineering. Mr. Jung is fluent in English, and in both the Mandarin and Cantonese Chinese dialects. On October 30, 2004, Power Technology entered into an employment agreement with Mr. Jung to retain Mr. Jung as an executive through November 21, 2006. Mr. Jung is a co-inventor of Power Technology's battery technology and is primarily responsible for Power Technology's research and product development.

Employment Agreements

We entered into an Employment Agreement with Mr. Bernard J. Walter effective July 1, 2004, which terminates on December 31, 2009, and may be extended by Power Technology annually thereafter. The Employment Agreement with Mr. Walter provides for a base salary for 2004 of $90,000, $120,000 for 2005, and $180,000 per annum for 2006 through 2009, with annual increases of five per cent or greater if set by the compensation committee of Power Technology. The Employment Agreement with Mr. Walter also provides for incentive bonuses based upon performance criteria to be determined at the beginning of each year for each applicable annual period by the compensation committee. Mr. Walter became entitled to receive 7.5% of the outstanding shares of Power Technology. His shares of common stock are to be non-dilutive and are not subject to any reverse stock split of the common stock of Power Technology. As of February 13, 2006, Mr. Walter owned 10,162,180, shares of the restricted common stock of Power Technology which were restricted from sale for a period of three years from July 1, 2004. The Employment Agreement also has customary provisions regarding an automobile allowance, participation in benefits plans, life insurance and other terms.

On October 30, 2004, Power Technology entered into an employment agreement with Joey Jung to retain him as an executive through November 21, 2006. Pursuant to the terms of the Employment Agreement, we agreed to pay Mr. Jung $68,525 as a base salary and to increase his pay by no less than 10% of Base Salary each year of employment. Mr. Jung was granted a stock option to acquire 100,000 shares of our common stock at a price of one half of one cent, $0.005. Mr. Jung was granted to a stock option to acquire an additional 900,000 shares of Power Technology's common stock at a price of one half of one cent, $0.005, per share. Stock options for 450,000 of these additional shares shall vest upon the earlier of two years from his employment commencement date or the manufacturing and delivery of 100 prototype 12 Volt batteries. Stock options for the other 450,000 additional shares shall vest upon the earlier of two years from earlier of his employment commencement date or the completion of design and fabrication of the equipment necessary to manufacture the 12 Volt battery in commercial quantities.

Change in Management

Effective June 30, 2004, Mr. Lee A. Balak resigned as a director and as the President, Treasurer and Secretary of Power Technology. Power Technology entered into a consulting agreement with Mr. Balak. The consulting agreement was for a term of six months. The consulting fee was $5,000 per month and provided for reimbursement of expenses. The agreement provides that no shares of Mr. Balak's common stock of Power Technology could be sold during the term of the agreement and commencing December 30, 2005, during each six month period, Mr. Balak shall be limited to selling no more than 500,000 shares of the common stock of Power Technology without the permission of the Board of Directors of Power Technology.

Effective July 1, 2004, Mr. Bernard J. Walter was appointed as a director of Power Technology to fill the vacancy on the Board of Directors created by the resignation of Lee A. Balak. Effective July 6, 2004, Mr. Walter executed an employment agreement with Power Technology, and the Board of Directors appointed Mr. Walter to be the Chief Executive Officer, President, Treasurer and Secretary of Power Technology.

As a result of this change in the management of Power Technology, the Board of Directors authorized a change in the location of the principal executive office of Power Technology from Lions Bay, B.C., Canada to 1770 St. James Place, Suite 115, Houston, Texas 77056 and then to 109 N Post Oak Lane, Suite 422, Houston, Texas 77024.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses compensation during the three years ended January 31, 2006, for the Chief Executive Officer, President, Treasurer and Secretary of Power Technology.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Annual Compensation	Awards	Payouts

Name and Principal Position	Fiscal Year Ending 1/31:	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen sation ($)
Bernard J. Walter CEO/President	2006	$133,713	-0-	-0-	$62,020(1)	-0-	-0-	-0-
	2005	$62,000	-0-	-0-	$263,507(2)	-0-	-0-	-0-
Lee A. Balak Former CEO/ President	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$37,500	-0-	-0-	$150,000(3)	-0-	-0-	-0-
	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Mr. Walter received 721,165 shares of our restricted common stock as compensation for the fiscal year ended January 31, 2006, which were valued at $62,020 which was the fair market value of free trading share as of the date of issuance.

(2)
Mr. Walter received 9,441.015 shares of our restricted stock as compensation for the fiscal year ended January 31, 2005, which were valued at $263,507 which was the fair market value of free trading shares of our common stock as of the date of issuance..

(3)
Mr. Balak resigned as our CEO/President on June 30, 2004. During the fiscal year ended January 31, 2005, Mr. Balak received 8,571,428 shares of our restricted common stock in exchange for $150,000 of salary which was due to him for the fiscal year ended January 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (%)	Exercise of Base Price ($/Sh)	Expiration Date
Bernard J. Walter	-0-	N/A	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY end ($); Exercisable/ Unexercisable
Bernard J. Walter	-0-	-0-	-0-	-0- / -0-

STOCK PLAN COMMITTEE

A Stock Plan Committee of the Board of Directors administers Power Technology's Stock Option, SAR and Stock Bonus Consultant Plan. Mr. Bernard J. Walter and Mr. Hugo P. Pomrehn are presently the members of the Committee.

OTHER COMMITTEES

Power Technology does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

BENEFIT PLANS

Power Technology does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Power Technology may establish such plans in the future.

BOARD COMPENSATION

For the period from July 1, 2004 though June 30, 2006 each non-employee director is entitled to be paid $3,000 per each month, $1,500 of which was payable in cash and $1,500 of which shall was payable in non assessable shares of the Corporation’s common stock at the closing bid price on the date preceding the stock’s issuance. Each non-employee director was entitled to receive reimbursement of travel expenses.

In consideration of the services rendered to Power Technology by F. Bryson Farrill, as a director of Power Technology, for the period prior to July 1, 2004, Power Technology issued to Mr. Farrill 500,000 shares of its restricted shares of Power Technology's common stock. In consideration of the services rendered and to be rendered to Power Technology by Mr. Farrill, as a director of Power Technology, for the period from July 1, 2004 through June 30, 2006, Power Technology agreed to pay Mr. Farrill $3,000 per each month, $1,500 of which is payable in cash and $1,500 of which is payable in restricted shares of Power Technology's common stock at the closing bid price on the date preceding the stock's issuance. During the fiscal year ending January 31, 2005, Power Technology paid Mr. Farrill a total of $9,000 cash and issued to Mr. Farrill a total of 800,000 shares of Power Technology's restricted common stock, as director's fees. During the fiscal year ending January 31, 2006, Power Technology paid Mr. Farrill a total of $18,000 cash and issued to Mr. Farrill a total of 264,706 shares of Power Technology's restricted common stock, as director's fees. In consideration of the services rendered to Power Technology by Hugo P. Pomrehn, as a director of Power Technology, for the period prior to July 1, 2004, Power Technology issued to Mr. Pomrehn 500,000 shares of its restricted shares of Power Technology's common stock. In consideration of the services rendered and to be rendered to Power Technology by Mr. Pomrehn, as a director of Power Technology, for the period from July 1, 2004 through June 30, 2006, Power Technology agreed to pay Pomrehn $3,000 per each month, $1,500 of which is payable in cash and $1,500 of which is payable in restricted shares of Power Technology's common stock at the closing bid price on the date preceding the stock's issuance. During the fiscal year ended January 31, 2005, Power Technology paid Mr. Pomrehn a total of $9,000 cash and issued to Mr. Pomrehn a total of 800,000 shares of Power Technology's restricted common stock, as director's fees. During the fiscal year ending January 31, 2006, Power Technology paid Mr. Pomrehn a total of $18,000 cash and issued to Mr. Pomrehn a total of 264,706 shares of Power Technology's restricted common stock, as director's fees.

CODE OF ETHICS

Effective February 23, 2006, the Board of Directors adopted a Code of Ethics for our directors, officers and employees. A copy of our Code of Ethics is included as Exhibit 14.1.

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

Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2006, all such filing requirements applicable to its officers and directors and any ten percent holder were complied with, except that Mr. Lee A. Balak, Mr. F. Bryson Farrill, Mr. Hugo P. Pomrehn, Mr. Bernard J. Walter and Mr. Joey Jung were each late in the filing of a Form 3 or Form 4 report during the fiscal year ended January 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information at May 1, 2006 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 1, 2006, we had 141,562,412 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Number of Shares of Class Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Common Stock	Bernard J. Walter Chairman, President and CEO 109 North Post Oak Lane Suite 422 Houston, Texas 77024	10,162,180(2)	7.5%
Common Stock	F. Bryson Farrill Director 77 Verplank Avenue Stanford, Connecticut 06902	1,064,706 (3)	0.75%
Common Stock	Hugo P. Pomrehn, Ph.D Director 1017 South Mountain Monrovia, California 91016	1,824,706 (4)	1.29%
Common Stock	Joey Jung Vice President/Technology 6685 Berkeley Street Vancouver, B.C. V5S 2J5 Canada	150,000 (5)	0.10%

Common Stock	All Officers and Directors as a group (total of 4)	13,701,592 (6)	9.67%

Common Stock	Lee A. Balak 15 Ocean View Road Lions Bay, BC V0N 2E0 Canada	23,157,483	16.36%
Common Stock	Cornell Capital Partners, L.P. 101 Hudson Street Suite 3700 Jersey City, New Jersey 07302	172,579,102 (7)	54.94%

(1) Except as otherwise noted, it is believed by Power Technology that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Power Technology.

(2) Specifically excludes 86,468 shares to which Mr. Walter is entitled to be issued to him pursuant to his Employment Agreement but which have not yet been issued.

(3) Specifically excludes 40,000 shares to which Mr. Pomrehn is entitled to be issued to him pursuant as Director’s compensation but which have not yet been issued.

(4) Specifically excludes 40,000 shares to which Mr. Pomrehn is entitled to be issued to him pursuant as Director’s compensation but which have not yet been issued. Also includes 80,000 shares of common stock that are held by the Pomrehn Family Trust of which Mr. Hugo P. Pomrehn is a trustee.

(5) Includes 100,000 options to purchase shares of our common stock and specifically excludes 900,000 options to purchase shares of our common stock which are not yet vested.

(6) Specifically excludes 86,468 shares to which Mr. Walter is entitled to be issued to him pursuant to his Employment Agreement but which have not yet been issued, 40,000 shares to which Mr. Pomrehn is entitled to be issued to him pursuant as Director’s compensation but which have not yet been issued, 40,000 shares to which Mr. Pomrehn is entitled to be issued to him pursuant as Director’s compensation but which have not yet been issued.
Includes 100,000 options to purchase shares of our common stock.

(7) Includes 6,086,707 shares of our common stock held by its affiliate, Highgate House Funds, Ltd. Also includes 20,904,875 shares of our common stock underling warrants, and 145,587,520 shares of our common stock underlying convertible debentures held by Cornell Capital Partners, L.P. The Debenture provide that the number of shares of our common stock that may be issued by us or acquired by Cornell upon conversion of the Debenture shall not exceed 4.99% of the total number of the issued and outstanding shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Effective June 30, 2004, Mr. Lee A. Balak resigned as a director and as the President, Treasurer and Secretary of Power Technology. Power Technology has entered into a consulting agreement with Mr. Balak. The consulting agreement was for a term of six months and the consulting fee paid was $5,000 per month.

During the year ended January 31, 2006, Mr. Lee Balak, a former director and president of the Company, surrendered ownership of 4,000,000 shares of common stock of Power Technology to the Company pursuant to an agreement with Mr. Balak by which the Company released all claims it may have had against Mr. Balak which were related to any act that Mr. Balak did or failed to do in his capacity as an officer or director of Power Technology.

During the year ended January 31, 2005, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of Power Technology, pursuant to an Employment Agreement, received stock grants and was issued 9,441,015 shares of the restricted common stock of Power Technology. These shares are restricted from sale for a period of three years from July 1, 2004 and are to be non-dilutive and are not subject to any reverse stock split of the common stock of Power Technology.

During the year ended January 31, 2005, Hugo P. Pomrehn, one of our directors, was issued 800,000 shares of the restricted common stock of Power Technology and was paid $9,000 cash, as director's fees.

During the year ended January 31, 2006, Hugo P. Pomrehn, one of our directors, was issued 264,706 shares of the restricted common stock of Power Technology and was paid $18,000 cash, as director's fees.

During the year ended January 31, 2005, F. Bryson Farrill, one of our directors, was issued 800,000 shares of the restricted common stock of Power Technology and was paid $9,000 cash, as director's fees.

During the year ended January 31, 2005, Joey Jung, Chief Technology Officer of Power Technology, was granted a stock option to acquire 100,000 shares of Power Technology's common stock at a price of one half of one cent, $0.005, per share.

On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, Power Technology issued to Lee Balak, 4,037,485 restricted shares of Power Technology's common stock (which had a market value of $100,937) in payment of a loan to Power Technology by Mr. Balak of $65,423 principal and $5,233 interest due on the loan.

On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, Power Technology issued to Lee Balak, 10,676,570 restricted shares of Power Technology's common stock (which had a market value of $266,914) in payment of previous loans to Power Technology by Mr. Balak made during 2002 in the principal amount of $173,000, plus $13,840 in accrued interest.

On May 25, 2004, while he was a Director, the Chief Executive Officer, President, Treasurer and Secretary, we issued to Lee Balak, Power Technology issued to Lee Balak, 8,571,428 shares of Power Technology's restricted common stock (which had a market value of $214,286) in payment of his annual salary in the amount of $150,000 for the fiscal year ended January 31, 2004.

During the year ended January 31, 2006, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of Power Technology, pursuant to an Employment Agreement, received stock grants and was issued 721,165 shares of our restricted common stock. These shares are restricted from sale for a period of three years from July 1, 2004 and are to be non-dilutive and are not subject to any reverse stock split of the common stock of Power Technology.

During the year ended January 31, 2006, Hugo P. Pomrehn, a Director of Power Technology, was issued 264,706 shares of our restricted common stock and was paid $18,000 cash, as director's fees.

During the year ended January 31, 2006, F. Bryson Farrill, a Director of Power Technology, was issued 264,706 shares of our restricted common stock and was paid $18,000 cash, as director's fees.

During the year ended January 31, 2006, Joey Jung, Chief Technology Officer of Power Technology, was granted a stock option to acquire 900,000 shares of our common stock at a price of one half of one cent ($0.005) per share.

During the year ended January 31, 2006, Mr. Lee Balak, a former director and president of the Company, was paid $16,906.62 as reimbursement for cash advances Mr. Balak personally made to third parties to pay expenses of the Company during the period prior to July of 2004, while he was a director and president of the Company.

On April 20, 2006, subsequent to the year ended January 31, 2006, Hugo P. Pomrehn, one of our directors, exercised a warrant and purchased, at $0.06 per share, 500,000 shares of restricted common stock of Power Technology.

ITEM 13. EXHIBITS.

10.1	Employment Agreement with Bernard J. Walter dated July 1, 2004 (Incorporated herein by reference to our Form 8-K filing on July 13, 2004)

10.2	Employment Agreement with Joey Jung dated October 30, 2004 (incorporate herein by reference to our Form 10-QSB for the period ending October 31, 2004 filed on December 21, 2005)

10.3	Consulting Services Contract with Trilogy and Associates, Inc. dated February 25, 2004 (Filed as Exhibit 99 to the Issuer’s Form S-8 filing on March 1, 2004 and incorporated herein by reference)

10.4	Agreement with Clearvision, Inc. dated February 1, 2005 (filed herewith)

10.5	Addendum to Consulting Agreement with SeaWay Trading, Inc. dated June 11, 2004 (filed herewith

10.6	Agreement with SeaWay Trading, Inc. dated August 18, 2004 (filed herewith)

10.7	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.8	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.9	Employment Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.10	Consulting Services Agreement with Timothy J. Connolly dated January 1, 2006 (filed herewith)

10.11	Consulting Services Agreement Amendment with Timothy J. Connolly dated February 10, 2006 (filed herewith)

14.1	Code of Ethics (filed herewith)

99.1	Stock Option Plan with Timothy Connolly dated February 21, 2006 (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Malone & Bailey, P.C. for the audit of our annual financial statements for fiscal year 2006 and fiscal year 2005 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Malone & Bailey, P.C. for fiscal year 2006 and fiscal year 2005.

	2006	2005

Audit fees	$22,725	$17,740
Audit-related fees	$12,847	641
Tax fees	0	0
All other fees	0	0

Total	$35,572	$18,211

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Board of Directors, which concluded that the provision of such services by Malone & Bailey, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2006.

Power Technology, Inc.

/s/ Bernard J. Walter
By: Bernard J. Walter
Director, President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Bernard J. Walter	Director, President, Chief	May 16, 2006
Bernard J. Walter	Executive Officer, Chief Financial
Officer, Principal Financial Officer
And Treasurer

/s/ Hugo Pomrehn, PhD .	Director	May 16, 2005
Hugo Pomrehn, PhD.

/s/ F. Bryson Farrill	Director	May 16, 2006
F. Bryson Farrill