Form 10KSB/A
period 2006-01-31
POWER TECHNOLOGY INC/CN
filed 2006-05-17
CIK 1066978

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
AMENDMENT NO. 1

This Amendment is made solely to include certain exhibits which were not included with our original Form 10-KSB filing.

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

ITEM 13. EXHIBITS.

10.1	Employment Agreement with Bernard J. Walter dated July 1, 2004 (Incorporated herein by reference to our Form 8-K filing on July 13, 2004)

10.2	Employment Agreement with Joey Jung dated October 30, 2004 (incorporate herein by reference to our Form 10-QSB for the period ending October 31, 2004 filed on December 21, 2005)

10.3	Consulting Services Contract with Trilogy and Associates, Inc. dated February 25, 2004 (Filed as Exhibit 99 to the Issuer’s Form S-8 filing on March 1, 2004 and incorporated herein by reference)

10.4	Agreement with Clearvision, Inc. dated February 1, 2005 (filed herewith)

10.5	Addendum to Consulting Agreement with SeaWay Trading, Inc. dated June 11, 2004 (filed herewith)

10.6	Agreement with SeaWay Trading, Inc. dated August 18, 2004 (filed herewith)

10.7	Stock Option Agreement with Joey C. Jung dated November 26, 2004 (filed herewith)

10.8	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.9	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.10	Employment Agreement with Joey C. Jung dated December 30, 2005 (filed herewith)

10.11	Consulting Services Agreement with Timothy J. Connolly dated January 1, 2006 (filed herewith)

10.12	Consulting Services Agreement Amendment with Timothy J. Connolly dated February 10, 2006 (filed herewith)

10.13	Technology Development and Support Agreement with B.C. Research, Inc. dated May 3, 2000 (filed herewith)

14.1	Code of Ethics (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Stock Option Plan with Timothy Connolly dated February 21, 2006 (filed herewith)

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2006.

Power Technology, Inc.

/s/ Bernard J. Walter
By: Bernard J. Walter
Director, President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Bernard J. Walter	Director, President, Chief	May 17, 2006
Bernard J. Walter	Executive Officer, Chief Financial
Officer, Principal Financial Officer
And Treasurer

/s/ Hugo Pomrehn, PhD .	Director	May 17, 2005
Hugo Pomrehn, PhD.

/s/ F. Bryson Farrill	Director	May 17, 2006
F. Bryson Farrill