Form 10QSB
period 2006-04-30
POWER TECHNOLOGY INC/CN
filed 2006-06-16
CIK 1066978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: April 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24857

POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0395816
(State or other jurisdiction of incorporation or organization)	(IRS EmployerIdentification No.)

109 N. Post Oak Lane, Suite 422
Houston, Texas 77024
(Address of principal executive offices, including zip code)

(713) 621-4310
(Registrant's telephone number, including area code)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 OR 15(D) of the Exchange Act after the Distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 15, 2006, there were 148,991,694 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

i

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

Power Technology, Inc.
(a Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$639,386	$180,583
Prepaid expenses	-	1,278
Deposit for equipment	-	9,470

Total current assets	639,386	191,331

Fixed assets, net of accumulated depreciation of
$27,465 and $27,156	132,157	821

Deferred financing costs, net of accumulated amortization
of $16,788 and $3,562	103,212	61,438

Total assets	$874,755	$253,590

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$268,496	$120,770
Short-term debt	49,000	49,000
Derivative liability	4,892,598	-
Total current liabilities	5,210,094	169,770

Non-current liabilities
Convertible debentures net of discount	491,329	194,279
Derivative liability	-	2,441,900
Total non-current liabilities	491,329	2,636,179

Total liabilities	5,701,423	2,805,949

Stockholders' (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares
authorized, 141,562,412 shares issued and outstanding	141,562	135,495
Additional paid-in capital	12,540,572	12,082,640
Other comprehensive loss	(1,072)	(1,378)
(Deficit) accumulated during development stage	(17,507,730)	(14,769,116)

Total stockholders' (deficit)	(4,826,668)	(2,552,359)

Total liabilities and stockholders' (deficit)	$874,755	$253,590

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
For the three months ended April 30, 2006 and 2005 and for the period June 3, 1996 (inception) to April 30, 2006
(Unaudited)

			June 3, 1996
	For the three months ended		(inception) to
	April 30, 2006		April 30,
	2006	2005	2006

Consulting Revenue	$-	$-	$26,663

Expenses:
General administrative expenses	140,285	76,968	3,527,615
Research & development-related party	-	-	1,350,083
Research & development	40,432	5,774	74,884
Consulting fee	50,000	-	321,174
Stock-based executive compensation and
reimbursed expenses	90,162	9,000	1,098,077
Stock-based consulting fees-related party	172,000	-	1,554,027
Stock-based consulting fees-related party	-	108,050	4,665,022
Stock-based legal fees	-	-	20,250
Stock-based patent litigation fees	-	-	152,000
Loss from impairment of related party advances	-	-	127,000
Depreciation and amortization	309	2,146	37,065
Total operating expense	493,188	201,938	12,927,197

Other income (expenses)
Interest income	2,948	-	3,742
Interest expense	(103,996)	-	(852,439)
Interest expense-related party	-	(6,095)	(22,006)
Gain (loss) on derivative liabilities	(2,093,752)	-	(3,615,051)
Financing fees	(50,626)	(74,105)	(50,626)
Impairment of long lived assets	-	-	(68,900)
Loss on foreign currency	-	-	(1,916)
Total other expense	(2,245,426)	(80,200)	(4,607,196)

Net (loss)	$(2,738,614)	$(282,138)	$(17,507,730)

Other comprehensive loss - foreign currency translation		-	(1,378)

Comprehensive loss	$(2,738,614)	$(282,138)	$(17,509,108)

Weighted average number of
common shares outstanding-basic and fully diluted	135,042,862	128,424,489

Net (loss) per share-basic and fully diluted	$(0.02)	$(0.00)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flow
For the three months ended April 30, 2006 and 2005 and for the period June 3, 1996 (inception) to April 30, 2006
(Unaudited)

			June 3, 1996
	For the three months ended		(inception) to
	April 30		April 30
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(2,738,614)	$(282,138)	$(17,507,730)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities
Depreciation and amortization expense	309	2,146	33,305
Impairment of long lived assets	-	-	73,700
Loss from impairment of related party advances	-	-	127,000
Amortization of debt discount	103,996	59,840	638,296
Amortization of deferred financing cost	13,226	-	16,788
Loss on derivatives	2,093,752	-	3,615,051
Stock issued for executive compensation and expense reimbursement	103,133	-	806,223
Stock issued for directors fees	-	-	37,653
Stock issued for consulting services	172,000	127,315	6,287,409
Stock issued for consulting services-related party	-	-	212,530
Stock issued for legal fees-related party	-	-	22,500
Stock issued for patent litigation legal fees	-	-	152,000
Stock issued for interest expense	-	-	60,123
Stock issued to acquire patents	-	-	(20,000)
Warrants issued for consulting fees	-	-	56,364
Decrease in prepaid expense	1,278	-	-
Decrease in employee advance	-	-	1,000
Increase (decrease) in accounts payable	44,592	29,466	183,720

Net cash (used) by operating activity	(206,328)	(63,371)	(5,204,068)

Cash flows from investing activities
Purchase of equipment	(122,175)	-	(156,408)
Patent acquisition	-	-	(58,500)

Net cash (used) by investing activities	(122,175)	-	(214,908)

Cash flows from financing activities
Proceeds from debt	-	-	1,811,323
Repayment of debt	-	-	(864,377)
Proceeds from convertible debentures	550,000	-	1,850,010
Payment of deferred financing costs	(55,000)	-	(120,000)
Proceeds from issuance of common stock	292,000	50,000	3,382,478

Net cash provided by financing activities	787,000	50,000	6,059,434

Effect of exchange rate changes on cash	306	-	(1,072)

Net increase (decrease) in cash	458,803	(13,371)	639,386

Cash and equivalents-beginning	180,583	44,961	-

Cash and equivalents-ending	$639,386	$31,590	$639,386

Supplemental disclosures
Interest paid	$-	$-	$73,193

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities
Discount on debt from derivatives	$301,946	$-	$1,222,547
Value of shares issued for note payable and interest expense	$-	$-	$335,890
Value of shares issued for debt conversion	$-	$-	$1,627,300
Value of shares issued to acquire patents	$-	$-	$20,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of ($17,529,702) during the period June 3, 1996 (inception) to April 30, 2006. In addition, the Company’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

POWER TECHNOLOGY, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On December 22, 2005, a new Convertible Debenture (“CCP-4”), which was issued in the principal amount of $530,580. CCP-4 has a due date of December 22, 2007, and bears interest at 10% per annum. If CCP-4 is repaid under the Optional Redemption Feature, Power Technology must issue a warrant (the “Warrant Feature”) to Cornell to purchase 1,000,000 shares (formerly 50,000 shares for CCP-1 through CCP-3) of its common stock for each $100,000 redeemed, exercisable at 120% of the closing bid price of the common stock. CCP-4 is secured by substantially all of Power Technology's assets, is subject to a RRA, and includes default provisions.

Also on December 22, 2005, Power Technology issued $500,000 of new Convertible Debentures due December 22, 2007 (“CCP-5”), bearing an annual interest rate of 10%, and providing for the same Conversion Feature, Optional Redemption Feature, Warrant Feature, RRA, default and other provisions as under the terms of CCP-4.

On February 21, 2006, Power Technology borrowed an additional $550,000 in Convertible Debentures due February 21, 2008 (“CCP-6). The debenture was part of the Securities Purchase Agreement with Cornell dated December 30, 2005

For each of CCP-4 and CCP-5, the Conversion Feature and Optional Redemption Feature were designated as embedded derivatives, and have been bundled together as a single compound embedded derivative liability. Power Technology utilized a layered discounted probability-weighted cash flow approach to determine the initial fair values of these Convertible Debentures at issuance date (December 22, 2005), which were as follows: CCP-4- $370,601 and CCP-5- $381,398. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of CCP-4 and CCP-5, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and/or redemption, and likelihood of default status and timely registration. At inception, the fair values of these single compound embedded derivatives were bifurcated from their respective debt host contracts and recorded as derivative liabilities, which resulted in a reduction of the initial notional carrying amount of the Convertible Debentures (as unamortized discount, which will be amortized over the two-year life of the notes under the effective interest method). For each of CCP-4 and CCP-5, the Warrant Feature has been designated as a freestanding derivative liability and has been fair valued utilizing the Black-Scholes method with a probability-weighted exercise price. At inception (December 22, 2005), the fair values of the Warrant Feature were as follows: CCP-4 - $641,478 and CCP-5 - $664,957.

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

The Convertible Debentures (CCP-4, CCP-5 and CCP-6) balances at April 30, 2006 as adjusted:

	CCP-4	CCP-5	CCP-6	Total

Convertible Debentures January 31, 2006	$171,317	$22,962	$-	$194,279
Issuance of debt			550,000	550,000
Adjustment for Single Compound
Embedded Derivative with the Convertible Debenture			(356,946)	(356,946)
Amortization of discount	27,015	52,745	24,236	103,996

Convertible Debentures April 30, 2006, as adjusted	$198,332	$75,707	$217,290	$491,329

POWER TECHNOLOGY, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

For the three months ended April 30, 2006, the amortization of unamortized discount on the Convertible Debentures (CCP-4, CCP-5 and CCP-6) was $103,996 which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the three months ended April 30, 2006:

	CCP-4	CCP-5	CCP-6	Total

Balance January 31, 2006	$452,221	$457,257		$909,478
Additions			$356,946	356,946
Mark to market for the three months ended April 30, 2006	179,177	197,251	228,695	605,123
Balance April 30, 2006	631,398	654,508	585,641	1,871,547

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended April 30, 2006:

	CCP-4	CCP-5	Total

Balance January 31, 2006	$752,441	$779,981	$1,532,422
Additions			-
Mark to market for the three months ended April 30, 2006	730,938	757,691	1,488,629
Balance April 30, 2006	$1,483,379	$1,537,672	$3,021,051

NOTE 3 - Stockholders' Equity

During the three months ended April 30, 2006, the Company issued 1,200,000 shares of common stock for services rendered with a value of $72,000

During the three months ended April 30, 2006, a warrant holder exercised 1,500,000 warrants for an aggregate price of $90,000.

During the three months ended April 30, 2006, an option holder exercised 3,366,667 options for an aggregate price of $202,000.

At April 30, 2006, the Company had a stock payable of $103,133, recorded for the accrual of 606,667 common shares to be issued to the Company’s president under his employment agreement.

NOTE 4 -Warrants and Options

Warrants

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the three months ended April 30, 2006 and 2005 is as follows:

POWER TECHNOLOGY, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	2006		2005
		Weighted		Weighted
		Average		Average
	Warrants	Share Price	Warrants	Share Price

Outstanding at beginning of period	1,500,000	$0.060	-	$-
Granted	20,094,875	0.078	-	-
Exercised	(1,500,000)	0.060	-	-
Forfeited	-	-	-	-
Outstanding at end of period	20,094,875	$0.078	-	$-

Warrants outstanding and exercisable as of April 30, 2006:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life (years)	Shares
$ 0.078	20,094,875	1.83	20,094,875

No warrants were granted to employees for the three months ended April 30, 2006 and 2005.

Stock options

The Company has 1,000,000 to an employee options outstanding at April 30, 2006 with an average exercise price of $0.005. There are 100,000 of these options that are exercisable as of April 30, 2006.

During the three months ended April 30, 2006, the Company issued 5,000,000 options to a consultant with an exercise price of $0.06 per share. The options expire on February 27, 2007. The Company used the Black-Scholes method to value these options with 100% volatility and 4% risk free borrowing. The Company recorded a $100,000 expense for these options.

The consultant exercised 3,366,667 options at a price of $0.06 per option.

NOTE 5 - Subsequent events

On May 16, 2006, Power Technology’s wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) acquired the assets of Sentry Power Systems, LLC (“Sentry”) for a total purchase price of $1,195,000 which was paid at closing by issuing 6,075,949 shares of Power Technology common stock valued at $960,000 and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. (“CSI”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Works such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Although management of the Company believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Risk factors are disclosed in our annual report on Form 10-KSB, as amended.

Power Technology, Inc., a Nevada corporation, was incorporated on June 3, 1996. We are in the development stage of designing and producing its batteries and other products. We are preparing to produce prototype versions of our battery to be built in a variety of sizes, amp hour capacities and configurations using methods that we anticipate will be practical for economically manufacturing batteries on a commercial scale. We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. We have not commenced any commercial production or sales of our batteries or pipeline connection equipment. The business of our new wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) includes the design and assembly of automatic battery backup power systems for commercial office space and residential new builder markets.

Historically, we have used the sale of our common stock, capital contributions and loans from various stockholders to fund our operations. To date, we have not had adequate funds to commercially produce, market, and sell our batteries or pipeline connection equipment. There can be no assurances that we will be able to obtain a profitable level of operations.

Because of the costs of development of our battery systems, the continuing costs of our battery prototype production and the anticipated costs relating to our pilot plant, unless we are able to sign a significant licensing agreement, we will incur a loss during our fiscal year ending January 31, 2007.

We believe that our cash needs will be satisfied from existing funds for the next seven months. Additional debt or equity financing or licensing agreement proceeds will be required to accomplish our plan of operations during the next 12 months. As a result, we intend to sell additional shares of our common stock to further capitalize our operations. We may also borrow from banks and others to the extent necessary to provide liquidity for our operations, although no arrangements for any additional borrowings have been made. There is no assurance that funds will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

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

BATTERY PILOT PLANT

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

Management has engaged in discussion, planning, and negotiations with an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. This firm has provided us with a written proposal to provide us with the equipment, materials, technology transfers and processes to manufacture RVC plates suitable for current collectors. Based on the engineering and design that has been performed and the written proposal provided, we estimate that the consulting costs, equipment, and materials to enable us to begin manufacturing RVC plates will be approximately $110,000. This system will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per month. We estimate it will take approximately three weeks before we are ready to manufacture the RVC in a batch process.

We have signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing RVC and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. Mr. McCormick has provided us with the specifications for all equipment, supplies, materials, chemicals, instruments, utilities and machinery that will be required for production of RVC. Mr. McCormick will provide us with a detailed written report and manufacturing procedures manual describing the process to be utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick will be present at our facility in Vancouver, British Columbia, Canada to demonstrate in person to our Chief Technology officer, Joey Jung, and other personnel the proper manufacturing procedures for making RVC. Mr. McCormick will supervise the hands on practice of manufacturing RVC by our personnel. The technology transfer provided will include full disclosure to us of all pertinent information including procedures used and problems to be avoided, appropriate vendors for raw materials and equipment, outlines for further scale up as appropriate and an overview of the prior art of production of RVC foam, focusing on those processes that have actually proved to be efficient and workable. We have ordered the equipment, machinery and supplies necessary for the production of RVC. Substantially all of these items have been delivered to us and we anticipate that the final piece of equipment necessary to manufacture RVC, a furnace, will be delivered to us in June of 2006. We will manufacture RVC in billets in a batch process and the blocks of RVC will then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process developed will be manual rather than automated but will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

Wirtz Manufacturing Company, Inc., a company which specializes in designing and building equipment used to manufacture lead-acid batteries, has built us various prototype molds to cast the top lead frame and tab onto the uncoated RVC foam plates. Wirtz has completed the engineering and has machined a double panel casting mold designed to cast a lead top frame with lug and two side frames on uncoated RVC foam plates. Wirtz has tested this casting mold in June of 2006 and has used it to successfully cast lead top frame with lug and two side frames on uncoated RVC foam plates. This casting mold was designed to be used in a conventional grid casting machine, which manufactures typical lead battery current collectors. The casting mold is designed for 6" x 6" current collectors. The configuration of the double panel casting mold is designed so that it will fit into conventional current collector pasting machines which cost approximately $50,000. Following testing of the mold additional engineering and design appears to be necessary to adapt the mold to a manufacturing machine so that the top frame, lug and side frames may be cast at high speed on individual RVC foam plates.

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

Our lead acid battery is not yet commercially successful because we have not yet completed the final design and construction of the equipment necessary to manufacture our batteries in commercial quantities. RVC current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. Our battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be built. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. There can be no assurance that we can manufacture our current collectors or batteries cost effectively on a commercial scale. Management believes and anticipates that its pilot plant can be completed and we can begin manufacturing current collectors by July 2006; however, there can be no assurance that this will occur.

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

ACQUISITION

On May 16, 2006, our wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and Power Technology, Inc. (the “Company”) completed a transaction under an Asset Purchase Agreement (the “Agreement”) with Sentry Power Systems, LLC (“Sentry”), Michael Julian and Robert Magyar. Upon closing, SPT acquired the assets of Sentry for a total purchase price of $1,195,000 which was paid at closing by issuing 6,075,949 shares of our restricted common stock (the “Power Shares”) valued at $960,000 (based on the closing price per share on the date immediately prior to the closing date as reported by Bloomberg, LP) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. (“CSI”) as evidenced by a Secured Promissory Note (the “Note”). The Power Shares are subject to a Lock-Up and Redemption Agreement (the “Lock-Up Agreement”) between the Company, SPT and Sentry.

With regard to the CSI debt, SPT assumed the debt to CSI and executed an Assignment, Assumption, Modification and Extension of Promissory Note. The Note bears interest at the rate of 18% per annum and is due and payable on May 15, 2007. Under the terms of the Note, SPT is required to make monthly interest payments beginning June 1, 2006. The Note is secured by the assets of SPT pursuant to a Security Agreement.

We guaranteed the Note and executed a Stock Pledge Agreement granting CSI a first lien on all capital stock of SPT which we hold. Our agreement to guarantee the debt to CSI was conditioned upon and subject to the terms and conditions of a Guaranty Agreement and a Stock Pledge Agreement between Sentry and us which provided that Sentry would guaranty up to $250,000 of any obligation that we may have under our guaranty agreement with CSI. The Stock Pledge Agreement provided for Sentry to pledge 1,582,279 of the Power Shares valued at $250,000 as security for the Guaranty Agreement.

The Lock-Up Agreement provides that Sentry will not sell, pledge, hypothecate, transfer, assign or in any other manner dispose of the Power Shares for a period of twenty-four (24) months from the Closing Date (except for the 1,582,279 Power Shares pledged as collateral to us). The Lock-Up Agreement provides that if SPT is not “cash flow positive” twelve (12) months after the Closing Date that we have the right to call for redemption and exchange of all of the Power Shares held by Sentry in exchange for 65% of the shares then outstanding of SPT. In such event, we would then have the right, but not the obligation, to require that Sentry file, at our expense, a Registration Statement with the Securities and Exchange Commission (“SEC”) to register for re-sale the 35% remaining shares of SPT then held by us.

In the event that we do not elect to exercise our rights then after twenty-four (24) months from the Closing Date the lock-up restriction shall terminate. In addition, for a period of fifteen (15) days commencing twenty-four (24) months after the Closing Date, Sentry shall have the right to require us to exchange 65% of the shares then outstanding of SPT for all of the Power Shares. In such event, we would have the right, but not the obligation, to demand that SPT file at their expense a Registration Statement with the SEC to register for re-sale the 35% remaining shares of SPT which we hold.

For purposes of the Lock-Up Agreement, SPT shall be considered “cash flow positive” where, in the preceding twelve (12) months, SPT has accrued positive earnings when earnings are calculated in accordance with generally accepted accounting procedures (1) before the deduction of interest and the amortization of principal due on the Note in the amount of $235,000, payable to CSI; (2) before the deduction of Federal Income Taxes payable by SPT; and (3) before the deduction of depreciation expense.

As part of the transaction, SPT entered into an employment agreement with Robert Magyar to serve as SPT’s President and an employment agreement with Michael Julian to serve as SPT’s Vice President/Director of Operations.

SPT’s business includes the design and assembly of automatic battery backup power systems for commercial office space and residential new builder markets. The systems provide reliable backup power supply for essential appliance use during power outages and blackouts. Increasingly severe seasonal weather, growing periods of “above peak” electricity demand, constrained transmission and distribution of power, and the growth of high density population centers are impacting electrical supply reliability. SPT markets its Sentry systems to those customers who require backup power solutions but who either cannot or will not use fossil fuel based generators. Our goal has been the development of automatic backup power systems that (i) do not require the use of fossil fuels such as gasoline, propane or natural gas, (ii) do not require extensive maintenance or service costs, (iii) have a higher energy efficiency and conservation factor than generators, (iv) provide power on demand, (v) will be more cost effective, and (vi) will be more environmentally friendly. Our system consists of solid state electronic Direct Current (“DC”) to Alternating Current (“AC”) inverter combination power module connected to lead acid batteries contained inside a pre-wired and lockable steel cabinet. The system is permanently wired into the user’s main electrical service panel and provides emergency backup power protection to specific electrical branch circuits for essential appliance power use. In the event of a power outage, the system senses the loss of the (AC) utility power and automatically switches to the system’s (DC) batteries in less than 20 milliseconds. The DC battery power is converted into AC power for use in the electrical circuits that are connected to the Sentry system. When the power outage is over, the system senses the return of the utility AC power and transfers the power to the specific electrical branch circuits wired to the system from the batteries (DC) back over to the utility power. The batteries are then automatically recharged back to full strength by the system’s internal battery charger and charge controller, which control the rate of voltage for safe recharging of the batteries. These same system components maintain the batteries at full charge level on a daily basis. We currently offer two systems for the marketplace; a 3000 watt, two battery system, providing up to 30 hours of power depending on the wattage demand on the circuits that are connected to the system and a 6000 watt, four battery system, providing up to 50 hours of power depending on the wattage demand on the circuits that are connected to the system Because of the dominance of fossil fuel based generators in the marketplace, the production and sales of automatic battery backup systems in the small business commercial and residential segments has been very limited. We believe there is substantial demand for quiet, clean and fully automatic battery systems in these markets.

SPT’s future business prospects are substantially dependent upon the ability of SPT its homebuilder, utility and dealer base to sell products based on our technological advantages over fossil fuel based technologies. There can be no assurance that the Sentry Power system products can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance, or that competing products and technologies will not render products based on our technologies obsolete or noncompetitive.

In certain markets, SPT may enter into broker and/or other distribution agreements with established utility companies. Any revenues or profits which may be derived from these arrangements will be substantially dependent upon the willingness and ability of SPT’s broker and distribution partners to devote their financial resources and sales and marketing efforts of our systems.

SPT’s ability to compete effectively with other companies will depend, in part, on its ability to control the cost of system components and to ship and deliver systems in timely manner. There can be no assurance that SPT can achieve this because SPT remains dependent on outside vendors to supply critical components to its systems.

The automatic battery backup system SPT has developed is capable of accepting and using the Power Technology, Inc. battery technology. It is the objective of SPT to sell and market its system using the Power Technology, Inc. battery technology. SPT believes the use of the Power Technology battery design will greatly enhance the value proposition of the SPT system by providing an increased battery runtime and faster recharging speeds.

The SPT Sentry systems are currently undergoing a testing and certification process by Met Laboratory, Inc. for Underwriter Laboratories, UL Standard 1778, covering Uninterruptible Power Supply Equipment. This UL Standard covers remote battery supply cabinets with or without batteries, remote status panels, bypass switches, rectifier, power conversion units and power distribution panels; all key component functions used in the Sentry system.

As of the date of this filing, SPT is nearing the final stage of the UL certification process by Met Laboratory, Inc. While SPT has not received formal certification, SPT is not aware of any material deficiency that will prevent it from attaining the UL certification mark. If an outright rejection of certification occurs, it is likely to have a material adverse impact on SPT’s operations and ability to make sales of its systems.

SPT is in the process of negotiating a three year manufacturing agreement with B&W Tek, Inc. to manufacture the SPT Sentry systems in its mainland China facilities. B&W Tek, Inc. is an Original Equipment Manufacturer (“OEM”) which maintains ISO 13485/ISO 9001 certification. It engineers and manufactures integrated photonic devices and instruments, laser and optical spectrometer systems, modules, and components. B&W Tek, Inc. employs over 30 electrical and electronic engineers and maintains 40,000 square feet of United States engineering and manufacturing facilities and an additional manufacturing facility in Shanghai, China.

The purpose of the SPT and B&W Tek, Inc. OEM agreement will be to provide SPT with adequate production capability and inventory to fulfill the order demand for the Sentry systems. B&W Tek, Inc. will fabricate the systems’ metal cabinets, install the solid state electronic DC to AC inverter combination power module in the system, and provide all related wiring and cabling. SPT will purchase and install batteries into the Sentry systems in the United States. While Sentry expects to benefit from the proposed agreement by obtaining quality systems, cost saving and necessary production capabilities, the proposed arrangement is not without risk. There is no guarantee that B&W Tek, Inc. will be able to consistently ship the necessary quantities. Neither SPT nor B&W Tek, Inc. have the ability to control ocean shipments of product from mainland China to the United States. There is no assurance that SPT will be able to enter into an OEM agreement with B&W Tek, Inc. Pursuant to a purchase order, SPT has agreed to purchase and B&W Tek, Inc. has agreed to manufacture 50 Sentry Systems, which are scheduled to be delivered to SPT in August of 2006. SPT has and will continue to have its Sentry systems manufactured by Power Electronics, Inc. (“PEI”) of Clayton, DE. PEI is a contract electrical equipment fabricator and wiring assembler of high voltage switching equipment for the electric utility market. Among its clients are PECO (Philadelphia Electric Company) ConEd (Consolidated Electric of New York) and Connectiv (Delmarva Power and Light). PEI has been manufacturing the Sentry systems since January 2005 and will continue to do so until SPT shifts production to B&W Tek, Inc. PEI has the capacity to produce approximately 100 systems a year.

SPT DISTRIBUTION STRATEGY

SPT intends to focus its sales and marketing programs to single family, condominium, and town home builders and developers, electric utilities, small business owners, and independent dealers. SPT offers programs designed to allow builders to market and sell its Sentry systems to their customers. SPT offers programs designed to allow electric utilities to market and sell our Sentry systems directly to their customers. Electric utilities have an interest in offering backup power solutions to their customers as a way to relieve customer dissatisfaction resulting from power outages in their service areas. SPT is developing marketing programs to focus on selling Sentry systems to small business owners, such as doctors, lawyers, accountants and other professional service providers who own or lease commercial office space. Power outages disrupt these service providers’ ability to maintain critical access to computer data bases, computer server functions, internet access, and related email communications. SPT intends to seek and appoint authorized independent dealers to market, sell, and service the Sentry systems.

COMPETITION

The automatic backup electric power systems industry is mature, well-established and highly competitive. There is competition from other automatic battery backup system suppliers and the fossil fuel generator industry. Xantrex Technology Inc. (“Xantrex”) a publicly traded company, of Vancouver, British Columbia, Canada, which develops, manufactures, and markets advanced power electronic products including back up and emergency portable power systems for homes and small businesses and auxiliary electrical power for boats, recreational vehicles, heavy duty trucks, commercial work vehicles, and automobiles. The fossil fuel generator industry is characterized by major domestic and foreign producers, including Briggs & Stratton (Generarc), Kohler Power Systems, Coleman Emerson Electric, and Honda, all of which have established dealer networks and substantially greater financial resources than SPT. Accordingly, SPT’s ability to succeed in this market depends upon its ability to market its products and demonstrate they have competitive or superior performance characteristics and a competitive sales price. Generator product can provide significantly more power then inverter based systems based on the size of the generator and can have extensive runtimes provided gasoline, natural gas or propane is readily available. SPT’s focus is on the customer who wants backup power but either cannot or will not use fossil fuel based generators.

In the future, because there are relatively low barriers to entry in the backup power industry, we could experience additional competition from other established or emerging companies as the market continues to develop and expand. Many potential competitors may have well-established relationships with our potential customers, have extensive knowledge of the industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competition may increase as a result of industry consolidations. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their backup power products.

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

Over the long term, SPT intends to compete by offering in its Sentry system the PWTC battery technology which provides higher utilization efficiency; a smaller and lighter battery; a battery with a specific energy increase and a battery that recharges significantly faster than traditional lead acid batteries.

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

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the fiscal quarter ended April 30, 2006, we incurred material capital expenditures of approximately $122,175 for the purchase of pilot plant machinery. During the fiscal quarter ended April 30, 2005, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

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

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

FISCAL QUARTER ENDED APRIL 30,

	2006	2005

Net cash used by operating activities	$(206,328)	$(63,371)
Net cash provided by financing activities	$787,000	$50,000
Net cash used by investing activities	$(122,175)	$—

As of April 30, 2006, we had approximately $639,000 cash on hand.

At April 30, 2006, we had negative working capital of approximately $(4,570,708) compared to negative working capital of approximately $(151,000) on April 30, 2005.

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

At April 30, 2006, we had negative working capital of approximately $(4,570,708), a loss from operations for the period ended April 30, 2006, of $(2,738,614) and an accumulated deficit of $(17,507,730) since June 3, 1996, the date of our inception.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2005, Merrill Communications, LLC ("Merrill") filed a civil action, # 846,770, Merrill Communications, LLC v. Power Technology, Inc. aka and dba PWTC Battery Co and Power Technology, in the County Civil Court at Law No. 2 in Harris County, Texas. Merrill alleges we are liable to Merrill in the principal sum of $30,349.25 on a sworn account for EDGAR filings transmitted to the SEC. Merrill also sought interest and attorneys fees in at least the sum of $10,115. On May 12, 2006, we agreed with Merrill to compromise and settle the claims at issue in this litigation. We paid Merrill $18,500 for a full and final release of all claims that were made by Merrill and Merrill dismissed the civil action with prejudice to the right to refile the claim.

ITEM 6. EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POWER TECHNOLOGY, INC.

Date: June 15, 2006	By:	/s/ Bernard J. Walter
Bernard J. Walter President Chief Executive Officer and Principal Financial Officer