Form 10QSB
period 2006-07-31
POWER TECHNOLOGY INC/CN
filed 2006-10-20
CIK 1066978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: July 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24857

POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0395816
(State or other jurisdiction	IRS Employer
of incorporation or organization)	Identification No.)

5300 Memorial Drive, Suite 700
Houston, Texas 77007
(Address of principal executive offices, including zip code)

(713) 621-4310
(Registrant's telephone number, including area code)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 OR 15(D) of the Exchange Act after the Distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 18, 2006, there were 149,391,694 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

-i-

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Power Technology, Inc.
Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$327,631	$180,583
Accounts receivables	15,282	—
Inventory	4,118	—
Deposit for equipment	—	9,470
Prepaid expenses	3,368	1,278
Total current assets	350,399	191,331

Fixed assets, net of accumulated depreciation of $33,344
and $27,156	160,849	821
Goodwill	1,174,107	—
Deposits	23,891	—
Deferred financing costs	88,253	61,438
Total assets	$1,797,499	$253,590

Liabilities and stockholders' deficit

Current Liabilities
Accounts payable and accrued liabilities	$365,023	$120,770
Short-term debt	49,000	49,000
Derivative liability	2,227,206	2,441,900
Total current liabilities	2,641,229	2,611,670

Note payable	235,000	—
Convertible debentures, net of discount	617,040	194,279
Total liabilities	3,493,269	2,805,949

Stockholders' (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares
authorized, 148,991,694 shares issued and outstanding	148,991	135,495
Additional paid-in capital	13,745,943	12,082,640
Other comprehensive loss	(1,561)	(1,378)
Accumulated deficit	(15,589,143)	(14,769,116)
Total stockholders' deficit	(1,695,770)	(2,552,359)
Total liabilities and stockholders' deficit	$1,797,499	$253,590

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Operations
For the three and six months ended July 31, 2006 and 2005
(Unaudited)

	For the three months ended		For the six months ended
	July 31, 2006		July 31, 2006
	2006	2005	2006	2005

Sales	$11,468	$—	$11,468	$—
Cost of goods sold	6,367	—	6,367	—
Gross profit	5,101	—	5,101	—

Expenses:
General administrative expenses	486,736	203,789	716,733	289,757
Research & development	52,826	5,310	93,257	11,084
Consulting fee	21,183	263,627	243,183	371,677
Depreciation and amortization	5,428	1,715	6,188	3,861
Total operating expense	566,173	474,441	1,059,361	676,379

Loss from operations	(561,072)	(474,441)	(1,054,260)	(676,379)

Other income (expenses)
Net change in fair value of derivative liabilities	2,665,392	—	571,640	—
Interest expense - derivatives	(125,711)	—	(229,707)	—
Interest expense	(65,750)	(6,302)	(116,376)	(12,397)
Financing fees	—	(50,895)	—	(125,000)
Interest income	5,729	—	8,677	—
Total other income (expense)	2,479,660	(57,197)	234,234	(137,397)

Net income (loss)	1,918,588	(531,638)	(820,026)	(813,776)

Weighted average number of
common shares outstanding-basic and fully diluted	140,580,202	132,004,555	140,299,675	130,232,699

Net (loss) per share-basic and fully diluted	$0.01	$(0.00)	$(0.01)	$(0.01)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Cash Flows
For the six months ended July 31, 2006 and 2005
(Unaudited)

	For the six months ended
	July 31, 2006
	2006	2005

Cash flows from operating activities
Net loss	$(820,026)	$(813,776)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	6,188	3,861
Amortization of debt discount	229,707	125,000
Amortization of deferred financing costs	23,062	—
Gain on derivative liabilities	(571,640)	—
Stock option expense	300,000	18,000
Stock issued for directors fees	18,000	—
Stock issued for consulting services	72,000	371,677
Warrants issued for consulting fees	—	73,003
Increase in accounts receivable	(12,016)	—
Increase in inventory	(4,118)	—
Decrease in prepaid expense	820	—
Increase in other assets	(3,598)	—
Increase in accounts payable and accrued liabilities	181,051	116,598
Net cash used in operating activities	(580,570)	(105,637)

Cash flows from investing activities
Purchase of equipment	(157,199)	—

Cash flows from financing activities
Proceeds from debt	—	10,000
Proceeds from convertible debentures, net of financing costs of $55,000	495,000	—
Proceeds from exercise of stock options and warrants	390,000	113,000

Net cash provided by financing activities	885,000	123,000

Effect of exchange rate changes on cash	(183)	—

Net increase (decrease) in cash	147,048	17,363

Cash and equivalents-beginning	180,583	44,961
Cash and equivalents-ending	$327,631	$62,324

Supplemental disclosures
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities
Common stock issued to acquire Sentry Power Technology, Inc.	$960,000	$—
Discount on debt from derivatives	$356,946	$—

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - Basis of Presentation and Ability to Continue as a Going Concern

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Power Technology, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Power Technology for the year ended January 31, 2006 and notes thereto included in Power Technology's 10-KSB annual report. Power Technology follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

With the acquisition of the assets of Sentry Power Systems, LLC, Power Technology is no longer considered a development stage company as of May 16, 2006.

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of ($15,589,143) during the period June 3, 1996 (inception) to July 31, 2006. In addition, Power Technology’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

NOTE 2 - Debt

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

The Convertible Debentures (CCP-4, CCP-5 and CCP-6) balances at July 31, 2006 as adjusted:

	CCP-4	CCP-5	CCP-6	Total

Convertible Debentures January 31, 2006	$171,317	$22,962	$—	$194,279
Issuance of debt			550,000	550,000
Adjustment for Single Compound
Embedded Derivative with the Convertible Debenture			(356,946)	(356,946)
Amortization of discount	59,345	111,229	59,133	229,707
Convertible Debentures July 31, 2006, as adjusted	$230,662	$134,191	$252,187	$617,040

For the six months ended July 31, 2006, the amortization of unamortized discount on the Convertible Debentures (CCP-4, CCP-5 and CCP-6) was $229,707 which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the six months ended July 31, 2006:

	CCP-4	CCP-5	CCP-6	Total

Balance January 31, 2006	$452,221	$457,257	$356,946	$1,266,424
Additions				—
Mark to market for the six months ended July 31, 2006	(186,644)	(183,651)	(44,003)	(414,298)
Balance July 31, 2006	265,577	273,606	312,943	852,126

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended July 31, 2006

	CCP-4	CCP-5	Total

Balance January 31, 2006	$752,441	$779,981	$1,532,422
Additions			—
Mark to market for the six months ended July 31, 2006	(77,257)	(80,085)	(157,342)
Balance July 31, 2006	$675,184	$699,896	$1,375,080

NOTE 3 - Stockholders' Equity

During the six months ended July 31, 2006, Power Technology issued 1,200,000 shares of common stock for services rendered with a value of $72,000

During the six months ended July 31, 2006, warrant holders exercised 1,500,000 warrants for an aggregate price of $90,000.

During the six months ended July 31, 2006, an option holder exercised 5,000,000 options for an aggregate price of $300,000.

During the six months ended July 31, 2006, Power Technology issued 120,000 shares of common stock to directors in payment of their fees, the shares were valued at $18,000.

During the six months ended July 31, 2006, Power Technology issued 5,675,949 shares of common stock for the purchase of the assets of Sentry Power LLC valued at $896,800.

At July 31, 2006, Power Technology had a stock payable of $191,166, recorded for the accrual of 606,667 common shares valued at $127,966 to be issued to Power Technology’s president under his employment agreement and 400,000 shares valued at $63,200 to be issued for the purchase of the assets of Sentry Power, LLC (see Note 5).

NOTE 4 -Warrants and Options

Warrants

Warrants issued by Power Technology are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the six months ended July 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Warrants	Share Price	Warrants	Share Price

Outstanding at beginning of period	1,500,000	$0.060	—	$—
Granted	20,094,875	0.078	—	—
Exercised	(1,500,000)	0.060	—	—
Forfeited	—	—	—	—
Outstanding at end of period	20,094,875	$0.078	—	$—

The weighted average fair value of the warrants granted during the six months ended July 31, 2006 was $0.065. The estimated fair value was determined by using the Black-Scholes option-pricing model assuming a life of 5 years, volatility of 100%, no dividends and a risk free rate of 4.4%.

Warrants outstanding and exercisable as of July 31, 2006:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life	Shares
$ 0.078	20,094,875	1.833	20,094,875

Stock options

Power Technology has 1,000,000 options to an employee at July 31, 2006 with an average exercise price of $0.005. There are 100,000 of these options that are exercisable as of July 31, 2006.

During the period ended July 31, 2006, Power Technology has issued 4,000,000 options to two employees as of May 1, 2006. The exercise price is $0.1216 per share. The total 4,000,000 options are exercisable as of July 31, 2006. Power Technology used the Black-Scholes method to value these options assuming the contract life, with a 78% volatility, no dividends and 5.24% risk free borrowing. Power Technology recorded a $200,000 expense for these options.

During the period ended July 31, 2006 Power Technology issued 5,000,000 options to a consultant with an exercise price of $.06 per share. The options expire on February 27, 2007. Power Technology used the Black-Scholes method to value these options with 100% volatility and 4% risk free borrowing. Power Technology recorded a $100,000 expense for these options.
The consultant has exercised all 5,000,000

NOTE 5 - Acquisition

On May 16, 2006, our wholly owned subsidiary Sentry Power Technology, Inc. (“SPT”) acquired the assets of Sentry Power Systems, LLC (“Sentry”). Sentry sells automatic battery back up uninterrupted power supply systems for commercial and residential use in states and municipalities throughout the northeast and southwest United States. The acquisition will strengthen Power Technology as a competitor in the alternative battery technology industry.

The total purchase price was $1,195,000 which was paid by issuing 5,675,949 shares of our common stock valued at $896,800 (based on the closing price per share on the day before the closing date) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. as evidenced by a secured promissory note. An additional 400,000 shares of common stock valued at $63,200 were issued in September 2006 for the purchase.

The purchase price allocation based on the estimated fair values of the assets acquired at May 16, 2006 is as follows:

Accounts receivable	$3,266
Prepaid expenses	2,910
Property and equipment	9,017
Other assets	5,700
Goodwill	1,174,107
Total	$1,195,000

Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets."

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of each period, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Revenue	$11,468	$25,044	$25,712	$115,741

Net income (loss)	$1,928,805	$(617,198)	$(771,375)	$(1,159,487)

Net income (loss) per common share	$0.01	$(0.00)	$(0.01)	$(0.01)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

NOTE 6 - Contingency

On July 29, 2004, we increased the number of authorized shares of common stock from 100,000,000 to 750,000,000 shares by amending our Articles of Incorporation. Subsequent to the filing of the Certificate with the office of the Nevada Secretary of State, we issued shares of common stock which caused the number of outstanding shares to exceed 100,000,000 shares. Currently, the number of shares issued and outstanding shares of common stock is 149,391,694.

Power Technology has reviewed the procedures used to amend the Articles of Incorporation regarding the increase in the authorized number of shares of common stock. We believe that we did not fully comply with the requirements of the Nevada Revised Statues, and as a result, any shares of common stock issued in excess of 100,000,000 shares may be void or voidable in view of the lack of prior shareholder approval of the Amendment to the Articles of Incorporation.

In order to correct and remedy these events, Power Technology intends to call a special meeting of the stockholders to authorize the increase of its authorized number of shares of common stock from 100,000,000 shares to 750,000,000 shares, and to amend the Articles of Incorporation accordingly.

If the shareholders do not approve the increase in the authorized number of shares, Power Technology will face possible claims that there has been an overissuance of the common stock.

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

We believe that our cash needs will be satisfied from existing funds for the next five months following the quarter for which this Form 10-QSB is filed. Additional debt or equity financing or licensing agreement proceeds will be required to accomplish our plan of operations during the next 12 months. As a result, we intend to sell additional shares of our common stock to further capitalize our operations. We may also borrow from banks and others to the extent necessary to provide liquidity for our operations, although no arrangements for any additional borrowings have been made. There is no assurance that funds will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

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

BATTERY PILOT PLANT

We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab, bottom and side frames on the individual RVC plates, depositing the lead tin alloy on the RVC plate by electroplating, applying battery paste onto the individual RVC foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for insertion of our current collector into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing a pilot plant facility in Richmond, British Columbia, Canada. We have leased from Sun Life assurance Company of Canada approximately 3150 square feet of space located at 5600 Parkwood Way, Richmond, British Columbia, Canada, for a minimum term of three years, beginning August 1, 2006, at the rate of approximately $2,825 per month.

The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers. The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors.

Based on the engineering and design that has been performed and the written proposal provided, we estimate that the consulting costs, equipment, and materials to enable us to begin manufacturing RVC plates will be approximately $93,000. This system manufactures RVC in billets in a batch process and the blocks of RVC are then be cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 RVC plates of 6 inches by 6 inches by 3 mm per month. We have successfully manufactured RVC billets in our pilot plant.

In March 2006, we signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing reticulated vitreous carbon (“RVC”) and other advanced materials. RVC is an electrically conductive, highly porous, rigid, open cell, pure carbon, foam structure with a high melting point, high chemical inertness, and low bulk thermal conductivity. RVC has an exceptionally high void volume (97%), a high surface area combined with self supporting rigidity, low resistance to fluid flow, an ability to hold infused materials, and superior resistance to very high temperatures in non-oxidizing environments. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. We have acquired all equipment, supplies, materials, chemicals, instruments, utilities and machinery that are required for the production of RVC. Mr. McCormick has provided us a manufacturing procedures manual describing the process to be utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick has demonstrated in person to our Chief Technology officer, Joey Jung, and other personnel at our facility in Richmond, British Columbia, Canada, using our equipment, the proper manufacturing procedures for making RVC. Mr. McCormick supervised the hands-on manufacturing of RVC by our personnel. We have manufactured RVC in billets in a batch process. The blocks of reticulated vitreous carbon are cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 reticulated vitreous carbon plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process developed is manual rather than automated but will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

Wirtz Manufacturing Company, Inc., a company which specializes in designing and building equipment used to manufacture lead-acid batteries, has built us various prototype molds to cast the top lead frame and tab onto the uncoated RVC foam plates. Wirtz has completed the engineering and has machined a double panel casting mold designed to cast a lead top frame and tab, a bottom, and two side frames on uncoated RVC foam plates. Wirtz tested this casting mold in June of 2006 and has used it to successfully cast lead top frame with lug and two side frames on uncoated RVC foam plates. We modified this casting mold and designed and built in our pilot plant a casting station that permits an operator to cast top, side and bottom lead frames on uncoated RVC foam plates. We have successfully performed casting operations with this casting station and mold.

Following testing of the mold, additional engineering and design appears to be necessary to adapt the mold to a manufacturing machine so that the top frame, lug and side frames may be cast at high speed on individual RVC foam plates. Wirtz has provided us with a proposal to design and manufacture a production grid mold, poring ladle, mold open and close mechanism casting machine which includes a grid handling system, grid trimming station, and trimmed grid stacker with a projected capacity to cast top, side and bottom lead frames on 240 uncoated RVC foam plates per hour. The price for the engineering and manufacturing of the casting machine would be approximately $169,000.

We engaged in discussion, planning, and negotiations with Technic, Inc., an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment. We entered into an agreement dated January 12, 2006, with Technic, Inc. for the purchase of machinery to apply lead tin plating to RVC plates for its battery systems. The lead tin plating system includes the necessary hoist with motorized trolley structural support steel with trolley track and electrical tag line, steel tanks with locating saddles and twin 60 inch air blow-off manifolds, rectifiers, and its accessories for the plating system. We also purchased air agitation blowers and air handling ducts for the system. The total price for lead tin system and air agitation equipment was approximately $108,000. The manufacture of the plating system and air agitation equipment has been completed and they have been delivered to our facility in Richmond, British Columbia. The plating system is a manual line capable of plating 250 current collectors per eight hour shift. Management believes the plating system will demonstrate that the electroplating of the current collectors can be performed efficiently. Technic, Inc. has provided us with designs and proposals to increase the system capacity by adding six additional plating stations, additional rectifiers, an automated hoist and a computer controlled, programmable, automation package that would increase the system capacity to plate approximately 1000 to 1200 current collectors per eight-hour shift. The price of automation package proposal is $278,000. By increasing the number of tanks and other equipment and machinery, the electroplating system's capacity could be further increased.

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

PROTOTYPE BATTERIES

We are preparing to produce prototype versions of our battery that will be built in a variety of configurations using methods that management anticipates will be practical for economically manufacturing batteries on a commercial scale. We intend to manufacture current collectors which will be used to manufacture prototype batteries. We have on hand a total of 110 RVC current collectors onto which a top lead frame and tab have been cast and which have had a lead-tin alloy applied. Seventy of these have lead side frames cast on them. We also have on hand approximately 800 RVC foam plates, which measure 6 inches by 6 inches by 3mm. These 800 plates are suitable for being made into current collectors for our batteries by having frames and tabs cast on them and having a lead tin alloy applied to them and having battery paste applied to them. Once we have manufactured these plates into current collectors and applied battery paste to them, we intend to use them to manufacture 12 volt prototype batteries. The number of RVC plates used as current collectors in a single 12 volt battery will vary depending on the type, size and amp hour capacity of a battery.

In November 2005, our management traveled to Taiwan to meet with management and engineers from Kung Long Batteries Industrial Co., Ltd., (‘Kung Long”), a publicly traded expert manufacturer of lead acid batteries. Kung Long’s stock is listed on the Taiwan Stock Exchange under the symbol 1537.TW. Kung Long owns and operates two manufacturing facilities in Taiwan and one in Viet Nam. It manufactures more than 200 different types of batteries, including batteries for electric vehicles, uninterrupted power supply systems, alternative energy systems, solar energy systems, mobile energy, motorcycle and automotive uses. Kung Long exports its products to Asia, the U.S.A., Europe, and other countries. We discussed with Kung Long management and engineers our technology, and possible technology transfer, licensing, royalty and joint venture agreements. We signed a memorandum of understanding with Kung Long concerning the commercialization of Power Technology’s advanced lead acid battery technology. Pursuant to this agreement, on February 20, 2006 we delivered to Kung Long 22 positive and 28 negative current collectors for its testing and evaluation. During the week of April 24, 2006, our Chief Technology Officer, Joey Jung, who is fluent in Chinese, met in Taiwan with Kung Long engineers and managers to discuss Kung Long’s preliminary testing of our current collectors and technical issues relating to the manufacturing of our battery. Based on that testing, Kung Long has used our current collectors, our core patent pending technology, to manufacture a working prototype battery. The current collectors we provided to Kung Long had top, side and bottom lead frames that were not cast from the mold manufactured by Wirtz. Kung Long has requested that we provide it with current collectors that have top, side and bottom lead frames cast from the mold manufactured by Wirtz and we intend to do so. After we provide Kung Long with these current collectors, Kung Long intends to manufacture a working prototype battery and Kung Long intends to thoroughly test and evaluate our battery’s performance. Discussions with Kung Long included the negotiation of technology transfer, license, and royalty agreement or a joint venture agreement that would enable Kung Long to build a new manufacturing facility to produce Power Technology batteries.

Power Battery Co. (“Power Battery”), a privately held battery manufacturer, has requested that we provide it with our current collectors to test in a VRLA battery. We intend to do so. We may need to design and machine a separate double panel casting mold similar to the one previously provided to us by Wirtz to be able to provide Power Battery with current collectors that are compatible with its battery manufacturing equipment. Power Battery has three major corporate locations around the world. Its Corporate headquarters, R&D, manufacturing and USA distribution center are located in Paterson, New Jersey and that facility covers the U.S.A., Latin America and the Pacific Rim. Its high-tech automated manufacturing center in Iberville, Quebec covers the Canadian market and a third location in Romsey, England covers the European, Middle East and African markets. Power Battery has sales offices in Milan, Italy and Hong Kong with major distributors throughout South America, Europe, Africa and Asia.

We intend to supply the U.S. Army Tank Automotive Research, Development and Engineering Center, (“TARDEC”) a prototype NATO 6T Size Lead battery manufactured with our current collectors. Part of the Army Materiel Command’s Research Development and Engineering Command, TARDEC the nation’s laboratory for advanced military ground systems and automotive technology. Its mission is to research, develop, engineer, leverage, and integrate advanced technology into ground systems and support equipment. It develops and maintains ground vehicles for all U.S. Armed Forces, numerous federal agencies, and more than 60 foreign countries. The NATO 6T Size Lead Battery is used in various tanks, trucks, and other military vehicles. We have discussed with the staff and power team leaders of TARDEQ our providing it with a prototype NATO 6T battery. TARDEC has provided us with performance specifications for the NATO 6T automotive valve regulated lead acid storage battery. TARDEC has advised us that, if we provide it with a NATO 6T battery, it will test and evaluate our prototype for possible use by the U.S. Army. We are in the process of designing and engineering the current collectors we will need to manufacture in order to be able to make a NATO 6T automotive valve regulated lead acid storage battery that meets the performance specifications. In order to manufacture suitable current collectors for use in a prototype NATO 6T battery, we must design and machine a separate double panel casting mold similar to the one previously provide to us by Wirtz to cast a lead top frame with lug and two side frames and a bottom frame on uncoated RVC foam plates. We estimate that the cost of designing and machining such a mold will be approximately $ 4,000.

Axion Power International Inc. (Axion) has requested that we provide it with our current collectors so that it may manufacture and test prototype batteries that feature our current collectors in combination with Axion’s proprietary e3 Supercell technology. Axion has developed patented e3 Supercell technology, which it describes as a multi-celled asymmetrically supercapacitive lead-acid-carbon hybrid battery.  We have designed and built a double panel casting mold that will enable us to manufacture and test compatibility with Axion's manufacturing capabilities and in conjunction with Axion’s e3 Supercell Supercell technology.

We are in the process of manufacturing current collectors that will be compatible with the battery manufacturing equipment at a battery manufacturing plant. We believe that by the end of November 2006 we will have manufactured a sufficient number of our current collectors to enable us to build at least six prototype batteries at the battery manufacturing plant. We intend to manufacture these prototype batteries in December of 2006. Once these prototypes have been manufactured and we have tested them, assuming they meet our expectations, we intend to provide a prototype battery to Kung Long, a prototype battery to Toyota Tsusho Corporation, and to provide the remaining prototypes to other battery manufacturers and original equipment manufacturers.

LICENSING AGREEMENTS

We do not intend to manufacture and sell our batteries. We plan to license our technology to other entities. We intend to discuss and explore various possible business combinations or transactions with established battery manufacturers. These may include joint venture agreements, licensing agreements, technology transfer agreements or other agreements by which established manufacturers acquire the right to employ our technology to manufacture batteries. We plan to provide prototype batteries and demonstrate our pilot plant equipment to established battery manufacturers. We intend to negotiate licensing agreements with manufacturers by which we would permit established battery manufacturers to make batteries using our proprietary technology. The business model for these agreements would involve the payment to Power Technology of a substantial up-front licensing fee and a royalty payment for each reticulated vitreous carbon current collector manufactured pursuant to the licensing agreement.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

During the next year we expect to make significant equipment purchases in order to complete construction of a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. Based on the preliminary engineering and design, discussions and negotiations with equipment manufacturers and suppliers, Management currently estimates that the total cost of the equipment necessary to a construct a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries will be approximately $479,000. The equipment will include that needed to manufacture RVC plates, equipment to cast a top frame and tab and side frames on the individual RVC plates, equipment to deposit the lead tin alloy on the RVC plate by electroplating, and equipment to apply battery paste onto the individual RVC plates. Because the design and engineering of the manufacturing equipment has not been finalized, we cannot be certain that we can accurately predict the cost of each item of the equipment. Based on the preliminary engineering and design that has been performed and discussions and negotiations with equipment manufacturers and suppliers, Management estimates that the engineering and equipment needed to manufacture RVC plates in a batch process will cost approximately $93,000; that the equipment needed to cast a top frame and side frames individual RVC plates will cost approximately $170,000; that the equipment needed to deposit the lead tin alloy on the RVC plate by electroplating will cost approximately $108,000; that the equipment needed to apply battery paste onto the individual RVC plates will cost approximately $95,000, and that additional miscellaneous equipment will cost approximately $16,000. Through the period ended July 31, 2006, we have paid approximately $155,000 for equipment for our pilot plant.

ACQUISITION

On May 16, 2006, our wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and Power Technology, Inc. (the “Company”) completed a transaction under an Asset Purchase Agreement (the “Agreement”) with Sentry Power Systems, LLC (“Sentry”), Michael Julian and Robert Magyar. Upon closing, SPT acquired the assets of Sentry for a total purchase price of $1,195,000 which was to be paid at closing by issuing 6,075,949 shares of our restricted common stock (the “Power Shares”) valued at $960,000 (based on the closing price per share on the date immediately prior to the closing date as reported by Bloomberg, LP) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. (“CSI”) as evidenced by a Secured Promissory Note (the “Note”). At closing we issued 5,675,949 shares of restricted common stock and subsequently issued an additional 400,000 shares of restricted common stock in September 2006. The Power Shares are subject to a Lock-Up and Redemption Agreement (the “Lock-Up Agreement”) between the Company, SPT and Sentry.

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

SPT’s business includes the design and assembly of automatic battery backup power systems for commercial office space and residential new builder markets. The systems provide reliable backup power supply for essential appliance use during power outages and blackouts. Increasingly severe seasonal weather, growing periods of “above peak” electricity demand, constrained transmission and distribution of power, and the growth of high density population centers are impacting electrical supply reliability. SPT markets its Sentry systems to those customers who require backup power solutions but who either cannot or will not use fossil fuel based generators. Our goal has been the development of automatic backup power systems that (i) do not require the use of fossil fuels such as gasoline, propane or natural gas, (ii) do not require extensive maintenance or service costs, (iii) have a higher energy efficiency and conservation factor than generators, (iv) provide power on demand, (v) will be more cost effective, and (vi) will be more environmentally friendly. Our system consists of solid state electronic Direct Current (“DC”) to Alternating Current (“AC”) inverter combination power module connected to lead acid batteries contained inside a pre-wired and lockable steel cabinet. The system is permanently wired into the user’s main electrical service panel and provides emergency backup power protection to specific electrical branch circuits for essential appliance power use. In the event of a power outage, the system senses the loss of the (AC) utility power and automatically switches to the system’s (DC) batteries in less than 20 milliseconds. The DC battery power is converted into AC power for use in protecting the electrical circuits that are connected to the Sentry system. When the power outage is over, the system senses the return of the utility AC power and transfers the power to the specific electrical branch circuits wired to the system from the batteries (DC) back over to the utility power. The batteries are then automatically recharged back to full strength by the system’s internal battery charger and charge controller, which control the rate of voltage for safe recharging of the batteries. These same system components maintain the batteries at full charge level on a daily basis. We currently offer three systems for the marketplace; a 3000 watt, two battery system, providing up to 30 hours of power depending on the wattage demand on the circuits that are connected to the system, a 6000 watt, four battery system, providing up to 50 hours of power depending on the wattage demand on the circuits that are connected to the system, and a 6000 watt, eight battery system, providing up to 72 hours of power depending on the wattage demand on the circuits that are connected to the system Because of the dominance of fossil fuel based generators in the marketplace, the production and sales of automatic battery backup systems in the small business commercial and residential segments has been very limited. We believe there is substantial demand for quiet, clean and fully automatic battery systems in these markets.

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

Met Laboratories, Inc. performed testing and certification process of the SPT 3000 watt two battery system and the SPT 6000 watt four battery system. Met Laboratories, Inc. has certified that the SPT 3000 watt two battery system and the SPT 6000 watt four battery system comply with Underwriter Laboratories, UL Standard 1778, covering Uninterruptible Power Supply Equipment. This UL Standard covers remote battery supply cabinets with or without batteries, remote status panels, bypass switches, rectifier, power conversion units and power distribution panels; all key component functions used in the Sentry system. As of the date of this filing, the SPT 6000 watt eight battery system has passed sixteen of the seventeen tests required for the UL certification process by Met Laboratories, Inc. We are not aware of any material deficiency that will prevent us from obtaining the Met Laboratories, Inc. certification mark for the SPT 6000 watt eight battery system.

SPT executed a three year Manufacturing and Supply Agreement to manufacture the SPT Sentry systems in its mainland China facilities. B&W Tek, Inc. is an Original Equipment Manufacturer (“OEM”) which maintains ISO 13485/ISO 9001 certification. It engineers and manufactures integrated photonic devices and instruments, laser and optical spectrometer systems, modules, and components. B&W Tek, Inc. employs over 30 electrical and electronic engineers and maintains 40,000 square feet of United States engineering and manufacturing facilities and an additional manufacturing facility in Shanghai, China.

The purpose of the SPT and B&W Tek, Inc. OEM agreement is to provide SPT with adequate production capability and inventory to fulfill the order demand for the Sentry systems. B&W Tek, Inc. will fabricate the systems’ metal cabinets, install the solid state electronic DC to AC inverter combination power module in the system, and provide all related wiring and cabling. SPT will purchase and install batteries into the Sentry systems in the United States. While Sentry expects to benefit from the proposed agreement by obtaining quality systems, cost saving and necessary production capabilities, the proposed arrangement is not without risk. There is no guarantee that B&W Tek, Inc. will be able to consistently ship the necessary quantities. Neither SPT nor B&W Tek, Inc. have the ability to control ocean shipments of product from mainland China to the United States. Pursuant to a purchase order, SPT has agreed to purchase and B&W Tek, Inc. has agreed to manufacture 50 Sentry Systems. Twenty one of these systems have been delivered, and the remaining twenty nine units are scheduled to be delivered in November 2006. SPT has and will continue to have its Sentry systems manufactured by Power Electronics, Inc. (“PEI”) of Clayton, DE. PEI is a contract electrical equipment fabricator and wiring assembler of high voltage switching equipment for the electric utility market. Among its clients are PECO (Philadelphia Electric Company) ConEd (Consolidated Electric of New York) and Connectiv (Delmarva Power and Light). PEI has been manufacturing the Sentry systems since January 2005 and will continue to do so until SPT shifts production to B&W Tek, Inc. PEI has the capacity to produce approximately 100 systems a year.

SPT DISTRIBUTION STRATEGY

SPT intends to focus its sales and marketing programs to single family, condominium, and town home builders and developers, electric utilities, small business owners, and independent dealers. SPT offers programs designed to allow builders to market and sell its Sentry systems to their customers. SPT offers programs designed to allow electric utilities to market and sell our Sentry systems directly to their customers. Electric utilities have an interest in offering backup power solutions to their customers as a way to relieve customer dissatisfaction resulting from power outages in their service areas. SPT is developing marketing programs to focus on selling Sentry systems to small business owners, such as doctors, lawyers, accountants and other professional service providers who own or lease commercial office space. Power outages disrupt these service providers’ ability to maintain critical access to computer data bases, computer server functions, internet access, and related email communications. SPT intends to seek and appoint authorized independent dealers to market, sell, and service the Sentry systems. SPT has signed an agreement with Dailey Nestor Homes of Virginia Beach, Virginia, a custom new home builder, to market the Sentry Automatic Battery Standby Power Systems in its luxury condominium development, Shore Breeze, in Virginia Beach, Virginia. Construction of the condominium development is currently underway and a SPT 6000 watt automatic wall mount battery backup system is scheduled to be installed in a model condominium during October 2006.

COMPETITION

The automatic backup electric power systems industry is mature, well-established and highly competitive. There is competition from other automatic battery backup system suppliers and the fossil fuel generator industry. Xantrex Technology Inc. (“Xantrex”) a publicly traded company, of

Vancouver, British Columbia, Canada, which develops, manufactures, and markets advanced power electronic products including back up and emergency portable power systems for homes and small businesses and auxiliary electrical power for boats, recreational vehicles, heavy duty trucks, commercial work vehicles, and automobiles. The fossil fuel generator industry is characterized by a major domestic and foreign producers, including Briggs & Stratton (Generarc), Kohler Power Systems, Coleman Emerson Electric, and Honda, all of which have established dealer networks and substantially greater financial resources than SPT. Accordingly, SPT’s ability to succeed in this market depends upon its ability to market its products and demonstrate they have competitive or superior performance characteristics and a competitive sales price. Generator product can provide significantly more power then inverter based systems based on the size of the generator and can have extensive runtimes provided gasoline, natural gas or propane is readily available. SPT’s focus is on the customer who wants backup power but either cannot or will not use fossil fuel based generators.

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

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the fiscal quarter ended July 31, 2006, we incurred material capital expenditures of approximately $38,000 for the purchase of pilot plant machinery and equipment. During the fiscal quarter ended July 31, 2005, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

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

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

	SIX MONTHS ENDED JULY 31,
	2006	2005
Net cash used by operating activities	$(580,570)	$(105,637)
Net cash used by investing activities	(157,199)	—
Net cash provided by financing activities	885,000	123,000

As of July 31, 2006, we had approximately $328,000 cash on hand.

At July 31, 2006, we had negative working capital of approximately $2,291,000 compared to negative working capital of approximately $2,420,000 on January 31, 2006.

We had a loss from operations for the six months ended July 31, 2006, of $(1,054,260) and an accumulated deficit of $(15,589,143) at July 31, 2006.

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

At July 31, 2006, we had negative working capital of approximately $2,291,000, a loss from operations for the six months ended July 31, 2006, of $(1,054,260) and an accumulated deficit of $(15,589,143).

Management believes that current plans to expand our operations and a combination of our financing and plans to raise capital through the sale of our common stock will provide sufficient working capital to allow us to continue as a going concern.

In February 2006, we received $495,000 from the proceeds of the issuance of a convertible debenture to Cornell Capital Partners, L.P. (as discussed above). Additionally, in April 2006, we received $292,000 cash from the sale of our common stock and for exercise of stock options and warrants. As of July 31, 2006, we had approximately $ $328,000 cash on hand.

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

On September 7, 2005, Merrill Communications, LLC ("Merrill") filed a civil action, # 846,770, Merrill Communications, LLC v. Power Technology, Inc. aka and dba PWTC Battery Co and Power Technology, in the County Civil Court at Law No. 2 in Harris County, Texas. Merrill alleges we are liable to Merrill in the principal sum of $30,349.25 on a sworn account for EDGAR filings transmitted to the SEC. Merrill also sought interest and attorneys fees in at least the sum of $10,115. On May 12, 2006, we agreed with Merrill to compromise and settle the claims at issue in this litigation. We paid Merrill $18,500 for a full and final release of all claims that were made by Merrill, and Merrill dismissed the civil action with prejudice to the right to refile the claim.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended July 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In April 2006, we issued 1,500,000 shares of our restricted common stock to warrant holders for an aggregate price of $90,000.

In May 2006, we issued 5,675,949 shares of our restricted common stock to Sentry Power Systems, LLC pursuant to an Asset Purchase Agreement.

In May 2006, we issued Hugo P. Pomrehn, our director at the time, 60,000 shares of our common stock, valued at $9,000 as director's fees for the previous six months.

In May 2006, we issued F. Bryson Farrill, our director, 60,000 shares of our common stock, valued at $9,000, as director's fees for the previous six months.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Shareholders on June 28, 2006. Bernard J. Walter, F. Bryson Farrill, and Thomas J. Hopwood were nominated and elected as Directors with the following vote results at the shareholder meeting:

	For	Withheld

Bernard J. Walter	84,138,813	1,673,645

F. Bryson Farrill	85,702,663	114,795

Thomas Hopwood	85,767,663	44,795

At the Annual Meeting, the Shareholders ratified Malone & Bailey, P.C. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending January 31, 2007, with the following vote results:

95,822,409	VOTES FOR RATIFICATION

33,155	VOTES AGAINST RATIFICATION
26,243	ABSTAIN

While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

80,854,863	VOTES FOR OTHER BUSINESS
813,556	VOTES AGAINST OTHER BUSINESS
122,387	ABSTAIN

The meeting was adjourned when all matters of business had been discussed.

ITEM 5.	OTHER INFORMATION

On July 27, 2004, our Board of Directors executed a written consent (the “Consent”) with a resolution authorizing an amendment of our Articles of Incorporation in order to increase the number of authorized shares of common stock of the Company from 100,000,000 to 750,000,000 shares. The Consent authorized the preparation and filing of an amendment to the Articles by the officers of the Company.

On July 29, 2004, a Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (the “Certificate”) was filed in the office of the Nevada Secretary of State stating that the Articles had been amended pursuant to Section 78.207(1) of the Nevada Revised Statues for the increase in the number of authorized shares.

Subsequent to the filing of the Certificate with the office of the Nevada Secretary of State, we issued shares of common stock which caused the number of issued and outstanding shares of the Company to exceed 100,000,000 shares. Currently, the number of shares of the Company issued and outstanding shares of common stock is 149,391,694.

We have reviewed the procedures used to amend the Articles of Incorporation regarding the increase in the authorized number of shares of common stock of the Company. We believe that the Company did not fully comply with the requirements of Section 78.207 of the Nevada Revised Statutes, and as a result, any shares of common stock issued by the Company in excess of 100,000,000 shares may be void or voidable in view of the lack of prior shareholder approval of the Amendment to the Articles of Incorporation of the Company.

In order to correct and remedy these events, the Company has filed preliminary proxy material with the Securities and Exchange Commission and will call a special meeting of the stockholders of the Company to authorize the increase of its authorized number of shares of common stock from 100,000,000 shares to 750,000,000 shares, and to amend the Articles of Incorporation accordingly.

ITEM 6.	EXHIBITS

Exhibit 31.1
Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit32.1	Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POWER TECHNOLOGY, INC.

Date: October 19, 2006
By:  /s/ Bernard J. Walter

Bernard J. Walter
President Chief Executive Officer and
Principal Financial Officer