Form 10QSB
period 2006-10-31
POWER TECHNOLOGY INC/CN
filed 2006-12-20
CIK 1066978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: October 31, 2006

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24857

POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0395816
(State or other jurisdiction	IRS Employer
of incorporation or organization)	Identification No.)

5300 Memorial Drive, Suite 700
Houston, Texas 77007
(Address of principal executive offices, including zip code)

(713) 621-4310
(Registrant's telephone number, including area code)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 OR 15(D) of the Exchange Act after the Distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

On December 19 , 2006, there were 149,391,694 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of October 31, 2006 (unaudited)
	and January 31, 2006 (audited)	F-1

	Consolidated Statements of Operations for the nine months
	ended October 31, 2006 and 2005 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the nine months
	ended October 31, 2006 and 2005 (unaudited)	F-3

	Notes to Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 3.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures	21

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Power Technology, Inc.
Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$39,596	$180,583
Accounts receivables	5,268	-
Inventory	84,450	-
Deposit for equipment		9,470
Prepaid expenses	8,116	1,278
Total current assets	137,430	191,331

Fixed assets, net of accumulated depreciation of $40,615
and $27,156	176,347	821
Goodwill	1,174,107	-
Deposits	31,037	-
Deferred financing fees	73,294	61,438

Total assets	$1,592,215	$253,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$511,693	$120,770
Short-term debt	49,000	49,000
Derivative liability	870,393	2,441,900

Total current liabilities	1,431,086	2,611,670

Long-term debt
Note payable	235,000	-
Convertible debentures, net of discount	755,547	194,279

Total liabilities	2,421,633	2,805,949

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding
Common stock, $0.001 par value, 750,000,000 shares
authorized, 149,391,694 and 135,495,745 shares
issued and outstanding	149,391	135,495
Additional paid-in capital	13,808,743	12,082,640
Other comprehensive loss transaction	(1,561)	(1,378)
Accumulated deficit	(14,785,991)	(14,769,116)

Total stockholders' deficit	(829,418)	(2,552,359)

Total liabilities and stockholders' deficit	$1,592,215	$253,590

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Operations
For the three and nine months ended October 31, 2006 and 2005
(Unaudited)

	For the three months ended		For the nine months ended
	October 31, 2006		October 31, 2006
	2006	2005	2006	2005

Sales	$6,385	$-	$17,853	$-

Cost of goods sold	20,261	-	26,628	-

Gross profit (loss)	(13,876)	-	(8,775)	-

Expenses:
General administrative expenses	218,006	149,558	934,739	439,315
Research & development	98,908	5,300	192,165	16,384
Consulting fee	9,765	192,132	252,948	563,809
Depreciation and amortization	7,270	1,509	13,458	5,370
Total operating expense	333,949	348,499	1,393,310	1,024,878

Loss from operations	(347,825)	(348,499)	(1,402,085)	(1,024,878)

Other income (expenses)
Net change in fair value of derivative liabilities	1,356,813	-	1,928,453	-
Interest expense	(208,060)	(6,795)	(554,143)	(19,192)
Financing fees	-	(73,860)	-	(198,860)
Interest income	2,223	-	10,900	-
Total other income (expense)	1,150,976	(80,655)	1,385,210	(218,052)

Net income (loss)	$803,151	$(429,154)	$(16,875)	$(1,242,930)

Other comprehensive loss-foreign currency translation	-	-	(183)	-

Total comprehensive income (loss)	$803,151	$(429,154)	$(17,058)	$(1,242,930)

Weighted average number of
common shares outstanding:
Basic	148,991,694	132,004,555	144,848,034	130,232,699
Diluted	163,815,149	132,004,555	144,848,034	130,232,699

Net income (loss) per share:
Basic	$0.01	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.01	$(0.00)	$(0.00)	$(0.01)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Cash Flows
For the nine months ended October 31, 2006 and 2005
(Unaudited)

	For the nine months ended
	October 31, 2006
	2006	2005

Cash flows from operating activities
Net (loss)	$(16,875)	$(1,242,930)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities
Depreciation and amortization expense	13,458	5,370
Amortization of debt discount	368,214	190,160
Amortization of deferred financing cost	43,145	-
Gain on derivatives	(1,928,453)	-
Stock issued for executive compensation and expense reimbursement	300,000	30,529
Stock issued for directors fees	18,000	-
Stock issued for consulting services	72,000	677,898
Increase in accounts receivable	(2,003)	-
Increase in inventory	(84,451)	-
Decrease in prepaid expense	(3,928)	-
Increase (decrease) in accounts payable	390,924	130,889

Net cash (used) by operating activity	(829,969)	(208,084)

Cash flows from investing activities
Purchase of equipment	(179,968)	-
Increase in deposits	(15,867)	-

Net cash (used) by investing activities	(195,835)	-

Cash flows from financing activities
Proceeds from debt	495,000	87,000
Issuance of common stock	390,000	113,000

Net cash provided by financing activities	885,000	200,000

Effect of exchange rate changes on cash	(183)	-

Net increase (decrease) in cash	(140,987)	(8,084)

Cash and equivalents-beginning	180,583	44,961

Cash and equivalents-ending	$39,596	$36,877

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities
Value of shares issued for acquistion	$960,000	$-

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

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $14,785,991 during the period from June 3, 1996 (inception) to October 31, 2006. In addition, Power Technology’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

Convertible Debentures-

The Convertible Debentures are convertible (“Conversion Feature”) into the common stock of Power Technology at any time until repayment of the Convertible Debentures at the price per share equal to the lesser of:

a.	an amount equal to 120% of the closing bid price of the common stock (the “Optional Redemption Feature”); or

b.	an amount equal to 80% of the lowest closing bid prices of the common stock during the 5 trading days immediately preceding the conversion date.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Convertible Debentures (CCP-4, CCP-5 and CCP-6) balances at October 31, 2006 as adjusted:

	CCP-4	CCP-5	CCP-6	Total

Convertible Debentures - January 31, 2006	$171,317	$22,962	$-	$194,279
Issuance of debt			550,000	550,000
Adjustment for Single Compound
Embedded Derivative with the Convertible Debenture			(356,946)	(356,946)
Amortization of discount	96,945	174,173	97,096	368,214
Convertible Debentures - October 31, 2006	$268,262	$197,135	$290,150	$755,547

 POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

For the nine months ended October 31, 2006, the amortization of unamortized discount on the Convertible Debentures (CCP-4, CCP-5 and CCP-6) was $368,214 which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the nine months ended October 31, 2006:

	CCP-4	CCP-5	CCP-6	Total

Balance - January 31, 2006	$452,221	$457,257	$-	$909,478
Additions			356,946	356,946
Mark to market for the nine months ended October 31, 2006	(355,423)	(352,842)	(227,866)	(936,131)
Balance - October 31, 2006	96,798	104,415	129,080	330,293

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended October 31, 2006

	CCP-4	CCP-5	Total

Balance - January 31, 2006	$752,441	$779,981	$1,532,422
Additions			-
Mark to market for the nine months ended October 31, 2006	(487,244)	(505,078)	(992,322)
Balance - October 31, 2006	$265,197	$274,903	$540,100

NOTE 3 - Stockholders' Equity

During the nine months ended October 31, 2006, Power Technology issued 1,200,000 shares of common stock for services rendered with a value of $72,000

During the nine months ended October 31, 2006, a warrant holder exercised 1,500,000 warrants for an aggregate price of $90,000.

During the nine months ended October 31, 2006, an option holder exercised 5,000,000 options for an aggregate price of $300,000.

During the nine months ended October 31, 2006, Power Technology issued 120,000 shares of common stock to directors in payment of their fees, the shares were valued at $18,000.

During the nine months ended October 31, 2006, Power Technology issued 6,075,949 shares of common stock for the purchase of the assets of Sentry Power LLC valued at $960,000.

At October 31, 2006, Power Technology had a stock payable of $191,166, recorded for the accrual of 606,667 common shares valued at $127,966 to be issued to Power Technology’s president under his employment agreement.

NOTE 4 -Warrants and Options

Warrants

Warrants issued by Power Technology are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Activity of warrants during the nine months ended October 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Warrants	Share Price	Warrants	Share Price

Outstanding at beginning of period	1,500,000	$0.060	-	$-
Granted	20,094,875	0.078	-	-
Exercised	(1,500,000)	0.060	-	-
Forfeited	-	-	-	-
Outstanding at end of period	20,094,875	$0.078	-	$-

The weighted average fair value of the warrants granted during the nine months ended October 31, 2006 was $0.065. The estimated fair value was determined by using the Black-Scholes option-pricing model assuming a life of 5 years, volatility of 100%, no dividends and a risk free rate of 4.4%.

Warrants outstanding and exercisable as of October 31, 2006:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life	Shares
$0.078	20,094,875	1.583	20,094,875

Stock options

Power Technology has 1,000,000 options to an employee at October 31, 2006 with an average exercise price of $0.005. There are 100,000 of these options that are exercisable as of October 31, 2006.

During the nine months ended October 31, 2006, Power Technology has issued 4,000,000 options to two employees as of May 1, 2006. The exercise price is $0.1216 per share. The total 4,000,000 options are exercisable as of October 31, 2006. Power Technology used the Black-Scholes method to value these options assuming the contract life, with a 78% volatility, no dividends and 5.24% risk free borrowing. Power Technology recorded a $200,000 expense for these options.

During the nine months ended October 31, 2006 Power Technology issued 5,000,000 options to a consultant with an exercise price of $0.06 per share. The options expire on February 27, 2007. Power Technology used the Black-Scholes method to value these options with 100% volatility and 4% risk free borrowing. Power Technology recorded a $100,000 expense for these options.

The consultant has exercised 5,000,000 options at a price of $0.06 per option.

NOTE 5 - Acquisition

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

The total purchase price was $1,195,000 which was paid by issuing 6,075,949 shares of our common stock valued at $960,000 (based on the closing price per share on the date immediately prior to the closing date) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. as evidenced by a secured promissory note. An additional 400,000 shares of common stock valued at $63,200 were issued in September 2006 for the purchase.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of each period, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Revenue	$6,385	$4,806	$32,097	$47,187

Net income (loss)	$813,934	$(575,694)	$46,736	$(1,547,749)

Net income (loss) per common share	$0.01	$(0.00)	$0.00	$(0.01)

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

We believe that our cash needs will be satisfied from existing funds through the end of our fiscal year ending January 31, 2007. Additional debt or equity financing or licensing agreement proceeds will be required to accomplish our plan of operations during the next 12 months. As a result, we intend to sell additional shares of our common stock to further capitalize our operations. We may also borrow from banks and others to the extent necessary to provide liquidity for our operations, although no arrangements for any additional borrowings have been made. There is no assurance that funds will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

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

BATTERY PILOT PLANT

We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. We use reticulated vitreous carbon (“RVC”) plates to create current collectors for use in our proprietary lead acid batteries. RVC is an electrically conductive, highly porous, rigid, open cell, pure carbon, foam structure with a high melting point, high chemical inertness, and low bulk thermal conductivity. RVC has an exceptionally high void volume (97%), a high surface area combined with self supporting rigidity, low resistance to fluid flow, an ability to hold infused materials, and superior resistance to very high temperatures in non-oxidizing environments. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab, bottom and side frames on the individual RVC plates, and depositing the lead tin alloy on the RVC plate by electroplating. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for applying battery paste onto the individual RVC foam plate, curing the individual RVC foam plate, and insertion of them into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing a pilot plant facility in Richmond, British Columbia, Canada. We have leased from Sun Life assurance Company of Canada approximately 3150 square feet of space located at 5600 Parkwood Way, Richmond, British Columbia, Canada, for a minimum term of three years, beginning August 1, 2006, $2,825 per month.

The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors. The Pilot Plant will also manufacture our proprietary RVC current collectors for use in prototype batteries. The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers.

We have completed the engineering, design and installation of equipment necessary to manufacture RVC plates. The consulting costs, equipment, and materials to enable us to begin manufacturing RVC plates totaled approximately $ 93,000. This system manufactures RVC in billets in a batch process and the blocks of RVC are then be cut and sliced into the proper size for individual current collectors. We have successfully manufactured RVC billets in our pilot plant.

In March 2006, we signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing reticulated vitreous carbon (“RVC”) and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. We have acquired all equipment, supplies, materials, chemicals, instruments, utilities and machinery that are required for the production of RVC. Mr. McCormick has provided us a manufacturing procedures manual describing the process we utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick has demonstrated in person to our Chief Technology officer, Joey Jung, and other personnel at our facility in Richmond, British Columbia, Canada, using our equipment, the proper manufacturing procedures for making RVC. Mr. McCormick supervised the hands-on manufacturing of RVC by our personnel. We have successfully manufactured RVC that meets our specifications in billets in a batch process. The blocks of reticulated vitreous carbon are cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 reticulated vitreous carbon plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process and equipment we installed is manual rather than automated but we believe it will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

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

We entered into an agreement dated January 12, 2006, with Technic, Inc. for the purchase of machinery to apply lead tin plating to RVC plates for its battery systems. Technic, Inc. is an engineering and manufacturing firm which specializes in designing and manufacturing electroplating equipment we purchased a lead tin plating system which includes the necessary hoist with motorized trolley structural support steel with trolley track and electrical tag line, steel tanks with locating saddles and twin 60 inch air blow-off manifolds, rectifiers, and its accessories for the plating system. We also purchased air agitation blowers and air handling ducts for the system. The total price for lead tin system and air agitation equipment was approximately $108,000. The electroplating plating system and air agitation equipment has been delivered and installed in our facility in Richmond, British Columbia. The plating system is a manual line capable of plating 250 current collectors per eight hour shift. Management believes the plating system will demonstrate that the electroplating of the current collectors can be performed efficiently. Technic, Inc. has provided us with designs and proposals to increase the system capacity by adding nine additional plating stations, additional rectifiers, an automated hoist and a computer controlled, programmable, automation package that would increase the system capacity to plate approximately 1000 to 1200 current collectors per eight-hour shift. The price of automation package proposal is $278,000. By increasing the number of tanks and other equipment and machinery, the electroplating system's capacity could be further increased. We have operated the electroplating system and performed a series of test runs to deposit the lead tin alloy on RVC plates onto which the top frame and tab, bottom and side frames have been cast by our casting station and mold. Based on those test runs, we modified the equipment and following those modifications, during the month of December 2006 we have performed additional test runs and we believe we have developed the proper electrolysis bath chemistry and power settings to uniformly and consistently successfully deposit the lead tin alloy on our RVC current collectors.

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

Our lead acid battery is not yet commercially successful because we have not yet completed the final design and construction of all the equipment necessary to manufacture our batteries in commercial quantities. RVC current collectors are more expensive and time consuming to manufacture than are current collectors manufactured by pouring molten lead into a grid patterns. Our battery will be more expensive to manufacture and its purchase price will be more than a traditional lead acid battery.

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be completed. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. There can be no assurance that we can manufacture our current collectors or batteries cost effectively on a commercial scale.

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

PROTOTYPE BATTERIES

We are preparing to produce prototype versions of our battery that will be built in a variety of configurations using methods that management anticipates will be practical for economically manufacturing batteries on a commercial scale. We intend to manufacture current collectors which will be used to manufacture prototype batteries. We have on hand a total of 110 RVC current collectors onto which a top lead frame and tab have been cast and which have had a lead-tin alloy applied. Seventy of these have lead side frames cast on them. We have manufactured approximately 560 RVC current collectors onto which a top lead frame and tab have been cast by our casting station and mold. We deposited lead tin alloy on approximately 80 of these during the test runs of our electroplating system. We also have on hand approximately 100 RVC foam plates, which measure 6 inches by 6 inches by 3mm, which are suitable for being made into current collectors for our batteries by having frames and tabs cast on them and having a lead tin alloy applied to them and having battery paste applied to them. Once we have manufactured RVC plates into current collectors and applied battery paste to them, we intend to use some of them to manufacture 12 volt prototype batteries and to use some of them in the process of designing modifications to existing battery plate pasting equipment so it will be capable of applying battery paste on our lead-tin coated RVC current collectors. The number of RVC plates used as current collectors in a single 12 volt battery will vary depending on the type, size and amp hour capacity of a battery.

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

Axion Power International Inc. (Axion) has requested that we provide it with our current collectors so that it may manufacture and test prototype batteries that feature our current collectors in combination with Axion’s proprietary e3 Supercell technology. Axion has developed patented e3 Supercell technology, which it describes as a multi-celled asymmetrically supercapacitive lead-acid-carbon hybrid battery.  We have designed and built a double panel casting mold that will enable us to manufacture and test compatibility with Axion's manufacturing capabilities and in conjunction with Axion’s e3 Supercell technology. We have successfully cast double sided current collectors of RVC to Axion’s specifications and we intend to deposit the lead tin alloy on them in December of 2006 and deliver them to Axion in January of 2007.

We are in the process of manufacturing current collectors that will be compatible with the battery manufacturing equipment at a battery manufacturing plant. We believe that by the end of December 2006 we will have manufactured a sufficient number of our current collectors to enable us to build at least five prototype batteries at the battery manufacturing plant. We intend to manufacture these prototype batteries in January of 2007. Once these prototypes have been manufactured and we have tested them, assuming they meet our expectations, we intend to provide a prototype battery to Kung Long, a prototype battery to Toyota Tsusho Corporation, and to provide the remaining prototypes to other battery manufacturers and original equipment manufacturers.

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

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

During the next year we expect to make significant equipment purchases in order to complete construction of a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. Based on the preliminary engineering and design, discussions and negotiations with equipment manufacturers and suppliers, Management currently estimates that the total cost of the equipment necessary to a construct a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries will be approximately $479,000. The equipment will include that needed to manufacture RVC plates, equipment to cast a top frame and tab and side frames on the individual RVC plates, equipment to deposit the lead tin alloy on the RVC plate by electroplating, and equipment to apply battery paste onto the individual RVC plates. Because the design and engineering of the manufacturing equipment has not been finalized, we cannot be certain that we can accurately predict the cost of each item of the equipment. Based on the preliminary engineering and design that has been performed, the machinery and equipment which has been purchased ,installed and operated, and discussions and negotiations with equipment manufacturers and suppliers, Management estimates that the engineering and equipment needed to manufacture RVC plates in a batch process will cost approximately $93,000; that the equipment needed to cast a top frame and side frames individual RVC plates will cost approximately $170,000; that the equipment needed to deposit the lead tin alloy on the RVC plate by electroplating will cost approximately $108,000; that the equipment needed to apply battery paste onto the individual RVC plates will cost approximately $95,000, and that additional miscellaneous equipment will cost approximately $16,000. Through the period ended October 31, 2006, we have paid approximately $180,000 for equipment for our pilot plant.

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

Met Laboratories, Inc. performed testing and certification process of the SPT 3000 watt two battery system and the SPT 6000 watt four battery system. Met Laboratories, Inc. has certified that the SPT 3000 watt two battery system and the SPT 6000 watt four battery system comply with Underwriter Laboratories, UL Standard 1778, covering Uninterruptible Power Supply Equipment. This UL Standard covers remote battery supply cabinets with or without batteries, remote status panels, bypass switches, rectifier, power conversion units and power distribution panels; all key component functions used in the Sentry system. As of the date of this filing, the SPT 6000 watt eight battery system has passed nineteen of the seventeen tests required for the UL certification process by Met Laboratories, Inc. We are not aware of any material deficiency that will prevent us from obtaining the Met Laboratories, Inc. certification mark for the SPT 6000 watt eight battery system.

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

SPT DISTRIBUTION STRATEGY

SPT intends to focus its sales and marketing programs to single family, condominium, and town home builders and developers, electric utilities, small business owners, and independent dealers. SPT offers programs designed to allow builders to market and sell its Sentry systems to their customers. SPT offers programs designed to allow electric utilities to market and sell our Sentry systems directly to their customers. Electric utilities have an interest in offering backup power solutions to their customers as a way to relieve customer dissatisfaction resulting from power outages in their service areas. SPT is developing marketing programs to focus on selling Sentry systems to small business owners, such as doctors, lawyers, accountants and other professional service providers who own or lease commercial office space. Power outages disrupt these service providers’ ability to maintain critical access to computer data bases, computer server functions, internet access, and related email communications. SPT intends to seek and appoint authorized independent dealers to market, sell, and service the Sentry systems. SPT has signed an agreement with Dailey Nestor Homes of Virginia Beach, Virginia, a custom new home builder, to market the Sentry Automatic Battery Standby Power Systems in its luxury condominium development, Shore Breeze, in Virginia Beach, Virginia. Construction of the condominium development is currently underway and a SPT 6000 watt automatic wall mount battery backup system has been delivered to a model condominium.

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

In the future, because there are relatively low barriers to entry in the backup power industry, we could experience additional competition from other established or emerging companies as the market continues to develop and expand. Many potential competitors may have well-established relationships with our potential customers; have extensive knowledge of the industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competition may increase as a result of industry consolidations. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their backup power products.

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

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the nine months ended October 31, 2006, we incurred material capital expenditures of approximately $180,000 for the purchase of pilot plant machinery and equipment. During the nine months ended October 31, 2005, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

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

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

	NINE MONTHS ENDED OCTOBER 31,
	2006	2005
Net cash used by operating activities	$(829,969)	$(208,084)
Net cash used by investing activities	(195,835)	-
Net cash provided by financing activities	885,000	200,000

As of October 31, 2006, we had approximately $40,000 cash on hand.

At October 31, 2006, we had negative working capital of approximately $1,294,000 compared to negative working capital of approximately $2,420,000 on January 31, 2006.

We had a loss from operations for the nine months ended October 31, 2006, of $16,875 and an accumulated deficit of $14,785,991 at October 31, 2006.

Our ability to satisfy our obligations will depend in part upon our ability to successfully complete the offer and sale of additional shares of our common stock and in part upon our ability to reach a profitable level of operations. In order to offer and sell additional shares of our common stock, we will need to obtain shareholder approval to authorize the increase of our authorized number of shares of common stock from 100,000,000 shares to 750,000,000 shares, and to amend the Articles of Incorporation accordingly, as more fully discussed in ITEM 5, OTHER INFORMATION, below.

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

The First Debenture, Second Debenture and Third Debenture are referred to collectively as the “Convertible Debentures.”

Conversion Feature

The Convertible Debentures are convertible (“Conversion Feature”) into our common stock at any time until repayment of the Convertible Debentures at the price per share equal to the lesser of:

a.	an amount equal to 120% of the closing bid price of the common stock (the “Optional Redemption Feature”); or

b.	an amount equal to 80% of the average of the lowest closing bid prices of the common stock during the 5 trading days immediately preceding the conversion date.

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

At October 31, 2006, we had negative working capital of approximately $1,294,000 a loss from operations for the nine months ended October 31, 2006, of $16,875 and an accumulated deficit of $14,785,991.

Management believes that current plans to expand our operations and a combination of our financing and plans to raise capital through the sale of our common stock will provide sufficient working capital to allow us to continue as a going concern.

In February 2006, we received $495,000 from the proceeds of the issuance of a convertible debenture to Cornell Capital Partners, L.P. (as discussed above). Additionally, in April 2006, we received $292,000 cash from the sale of our common stock and for exercise of stock options and warrants. As of October 31, 2006, we had approximately $40,000 cash on hand.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended October 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In September 2006, we issued 400,000 shares of our restricted common stock to Sentry Power Systems, LLC pursuant to an Asset Purchase Agreement.

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

In order to address these events, the Company has filed preliminary proxy material with the Securities and Exchange Commission and will call a special meeting of the stockholders of the Company to authorize the increase of its authorized number of shares of common stock from 100,000,000 shares to 750,000,000 shares, and to amend the Articles of Incorporation accordingly.

We have been advised by Nevada corporate counsel that existing shareholders may lose claims relating to the voidability of their shares if our shareholders approve the amendment to our Articles of Incorporation because the appropriate company action will effectively cure any overissues. If our shareholders approve the amendment to our Articles of Incorporation that will not serve as an absolute bar to such claims, but it will serve as an additional corporate defense to any potential claims. One of the purposes for seeking shareholder approval now to file an amendment to our Charter is to reduce the likelihood of potential claims against the Company relating to a possible overissuance and to mitigate the chances for success of any claims if they should be brought against the Company. In addition, without clarification of the issue, we will not have sufficient shares of authorized Common Stock to satisfy our present contractual obligations or to achieve any future financing or for mergers or acquisitions that we may wish to pursue. The inability to issue new shares in satisfaction of our contractual obligations would lead to defaults under such contracts.

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

POWER TECHNOLOGY, INC.

Date: December 20, 2006	By:	/s/ Bernard J. Walter
Bernard J. Walter
President Chief Executive Officer and
Principal Financial Officer