Form 10KSB
period 2007-01-31
POWER TECHNOLOGY INC/CN
filed 2007-06-11
CIK 1066978

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

COMMISSION FILE NUMBER: 0-24857

POWER TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA
(State or Other Jurisdiction of
Incorporation or Organization)

88-0395816
(I.R.S. Employer Identification No.)

7101 HIGHWAY 71 WEST, SUITE 200
AUSTIN, TX 78735
(Address of principal executive offices)

512.288.8528
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Issuer's revenues for the year ended January 31, 2007 were $ 23,097.

The aggregate market value of Common Stock held by non-affiliates of the registrant at May 31, 2007, based upon the last reported sales prices on the Pink Sheets was $2,542,843.

As of May 31, 2007, there were 161,903,230 shares of Common Stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐       No ☒

-i-

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

We are a research and development company. Our business development has included the research and development of improved technology for deep cycle batteries; the manufacture of preliminary prototype batteries; the filing and prosecution of patent applications on its technology of a battery current collector comprised of reticulated carbon substrate to which a lead-tin containing alloy is deposited and the design of equipment and machinery to manufacture our unique battery current collectors. Our wholly owned subsidiary, Sentry Power Technology, Inc.’s (“SPT”) business includes the design and assembly of automatic battery backup power systems for commercial office space and residential new builder markets. The systems provide reliable backup power supply for essential appliance use during power outages and blackouts. We have not been involved in any bankruptcy, receivership or similar proceedings and have not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

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

The importance of electric vehicles and hybrid vehicles in the United States and abroad has increased because of concerns regarding air pollution, global climactic changes, ozone layer depletion, noise abatement, the increase in the price of gasoline, and dependence on imported oil.

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

Our future business prospects are substantially dependent upon our ability with joint venture partners and licensees to develop, manufacture and sell products based on our battery technologies. Additional development efforts will be required before products based on our technologies can be manufactured and sold commercially. There can be no assurance that certain products based on our technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance or that competing products and technologies will not render products based on our technologies obsolete or noncompetitive.

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

Deep Cycle Discharge - A qualitative term indicating the withdrawal of a significant percentage of capacity (typically, 80 percent or more)

Electrical Efficiency (%) - The amount of the discharge capacity in amp hours:(Ah) divided by the amount of recharge capacity in (Ah)

Electrode (battery) - the chemically active portions of a battery.

Electrolyte - The conductive chemical (such as acid), usually fluid or gel, in which the electricity flows within the battery, and which supports the chemical reactions required.

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

PILOT PLANT

We have designed and have partially constructed a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab and side frames on the individual RVC plates, depositing the lead tin alloy on the RVC plate by electroplating, applying battery paste onto the individual RVC foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for insertion of our current collector into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing our pilot plant facility in Richmond, British Columbia, Canada. We have leased from Sun Life assurance Company of Canada approximately 3150 square feet of space located at 5600 Parkwood Way, Richmond, British Columbia, Canada, for a minimum term of three years, beginning August 1, 2006, at the rate of approximately $2,951 per month.

The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers. The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors.

We have completed the engineering, design and installation of equipment necessary to manufacture RVC plates. The consulting costs, equipment, and materials to manufacture RVC plates totaled approximately $93,000. This system manufactures RVC in billets in a batch process and the blocks of RVC are then be cut and sliced into the proper size for individual current collectors. We have successfully manufactured RVC billets in our pilot plant.

In March 2006, we signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing reticulated vitreous carbon (“RVC”) and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. We have acquired all equipment, supplies, materials, chemicals, instruments, utilities and machinery that were required for the production of RVC. Mr. McCormick has provided us a manufacturing procedures manual describing the process we utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick has demonstrated in person to our Chief Technology officer, Joey Jung, and other personnel at our facility in Richmond, British Columbia, Canada, using our equipment, the proper manufacturing procedures for making RVC. Mr. McCormick supervised the hands-on manufacturing of RVC by our personnel. We have successfully manufactured RVC that meets our specifications in billets in a batch process. The blocks of reticulated vitreous carbon are cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 reticulated vitreous carbon plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process and equipment we installed is manual rather than automated but we believe it will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

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

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be finally completed. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. We began successfully manufacturing current collectors. During August of 2006 we began to successfully manufactured RVC. During October of 2006, we began to successfully cast and apply the top side and bottom frames to the hundreds of RVC plates we had manufactured and we have successfully electroplated the lead-tin alloy onto those RVC plates uniformly. We used some of these plates to manufacture prototype batteries.

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

In February of 2007 we applied battery paste to positive and negative current collectors we had manufactured and electroplated in our pilot plant. The battery paste was manually applied to each current collector at which time it technically became an electrode.

In February of 2007 we delivered sufficient positive patented electrodes to Axion Power International, Inc., a battery manufacturer in Newcastle, Pennsylvania, to enable it to manufacture and test a prototype battery that features our positive electrodes with Axion’s proprietary e3 Super Cell Technology.

During April of 2007, a commercial battery plant used our positive and negative electrodes to manufacture five Valve Regulated, Absorbed Glass Matt, Maintenance Free, Lead Acid batteries for customer evaluation and testing. The prototype batteries were manufactured using existing standard processes and machinery necessary for insertion of our electrodes collector into the battery case. The completion of the manufacturing of our prototype batteries used existing standard processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery. Our prototype batteries were tested at the manufacturing plant. The batteries were pressure tested, did not leak, and the batteries had no internal shorts.

We have charged these batteries and following the completion of our preliminary testing, a battery will be delivered for testing and evaluation to Kung Long Batteries Industrial Co. Ltd., a publicly traded expert manufacturer of lead acid batteries and to Power Battery Co., a privately owned battery manufacturer which has major locations in Patterson, New Jersey, Iberville, Quebec, Canada, and Romsey, England. In addition, prototype batteries will be delivered to other independent battery manufacturers for evaluation and testing. We anticipate completing the preliminary testing of these prototype batteries by July 1, 2007 and intend to post data relating to that preliminary testing on our website, http://www.pwtcbattery.com/.

We intend to supply the U.S. Army Tank Automotive Research, Development and Engineering Center, (“TARDEC”) a prototype NATO 6T Size Lead battery  manufactured with our current collectors. Part of the Army Materiel Command’s Research Development and Engineering Command, TARDEC the nation’s laboratory for advanced military ground systems and automotive technology. Its mission is to research, develop, engineer, leverage, and integrate advanced technology into ground systems and support equipment. It develops and maintains ground vehicles for all U.S. Armed Forces, numerous federal agencies, and more than 60 foreign countries. The NATO 6T Size Lead Battery is used in various tanks, trucks, and other military vehicles. We have discussed with the staff and power team leaders of TARDEQ our providing it with a prototype NATO 6T battery. TARDEC has provided us with performance specifications for the NATO 6T automotive valve regulated lead acid storage battery. TARDEC has advised us that, if we provide it with a NATO 6T battery, it will test and evaluate our prototype for possible use by the U.S. Army. We are in the process of designing and engineering the current collectors we will need to manufacture in order to be able to make a NATO 6T automotive valve regulated lead acid storage battery that meets the performance specifications. In order to manufacture suitable current collectors for use in a prototype NATO 6T battery, we must design and machine a separate double panel casting mold similar to the one previously provide to us by Wirtz to cast a lead top frame with lug and two side frames and a bottom frame on uncoated RVC foam plates. We estimate that the cost of designing and machining such a mold will be approximately $4,000.

LICENSING AGREEMENTS

We do not intend to manufacture and sell our batteries on a commercial scale. We do plan to manufacture our proprietary current collectors which would be a component part of a lead acid battery. We own the rights to U.S. Patent Serial Number 7,060,391 B2 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to a current collector for use in lead-acid batteries comprising a reticulated carbon substrate having circuitous pores and a layer of lead tin alloy applied to the reticulated carbon substrate. This patent was issued on June 13, 2006 and will provide patent protection until March 25, 2024. We consider the rights to this Patent Application to be our core technology. We plan to license our technology to other entities. We intend to discuss and explore various possible business combinations or transactions with established battery manufacturers. These may include joint venture agreements, licensing agreements, technology transfer agreements or other agreements by which established manufacturers acquire the right to employ our technology to manufacture batteries. We plan to provide prototype batteries and demonstrate our pilot plant equipment to established battery manufacturers. We intend to negotiate licensing agreements with manufacturers by which we would permit established battery manufacturers to make batteries using our proprietary technology. The business model for these agreements would involve the payment to Power Technology of a substantial up-front licensing fee and a royalty payment for each reticulated vitreous carbon current collector manufactured pursuant to the licensing agreement.

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

In November 2005, our management traveled to Taiwan to meet with management and engineers from Kung Long Batteries Industrial Co., Ltd., (‘Kung Long”), a publicly traded expert manufacturer of lead acid batteries. Kung Long’s stock is listed on the Taiwan Stock Exchange under the symbol 1537.TW. Kung Long owns and operates two manufacturing facilities in Taiwan and one in Viet Nam. It manufactures more than 200 different types of batteries, including batteries for electric vehicles, uninterrupted power supply systems, alternative energy systems, solar energy systems, mobile energy, motorcycle and automotive uses. Kung Long exports its products to Asia, the U.S.A., Europe, and other countries. We discussed with Kung Long management and engineers our technology, and possible technology transfer, licensing, royalty and joint venture agreements. We signed a memorandum of understanding with Kung Long concerning the commercialization of Power Technology’s advanced lead acid battery technology. Pursuant to this agreement, on February 20, 2006 we delivered to Kung Long 22 positive and 28 negative current collectors for its testing and evaluation. During the week of April 24, 2006, our Chief Technology Officer, Joey Jung, who is fluent in Chinese, met in Taiwan with Kung Long engineers and managers to discuss Kung Lon’s preliminary testing of our current collectors and technical issues relating to the manufacturing of our battery. We intend to deliver on of our recently manufactured prototype batteries to Kung Long for testing and evaluation our battery’s performance. Discussions with Kung Long included the negotiation of technology transfer, license, and royalty agreement or a joint venture agreement that would enable Kung Long to build a new manufacturing facility to produce Power Technology batteries.

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

AUTOMATIC BATTERY BACKUP POWER SYSTEMS

ACQUISITION - SENTRY POWER TECHNOLOGY, INC.

On May 16, 2006, our wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and Power Technology, Inc. (the “Company”) completed a transaction under an Asset Purchase Agreement (the “Agreement”) with Sentry Power Systems, LLC (“Sentry”), Michael Julian and Robert Magyar. Upon closing, SPT acquired the assets of Sentry for a total purchase price of $1,195,000 which was to be paid at closing by issuing 6,075,949 shares of our restricted common stock (the “Power Shares”) valued at $960,000 (based on the closing price per share on the date immediately prior to the closing date as reported by Bloomberg, LP) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. (“CSI”) as evidenced by a Secured Promissory Note (the “Note”). At closing we issued 5,675,949 shares of restricted common stock and subsequently issued an additional 400,000 shares of restricted common stock in September 2006. The Power Shares were subject to a Lock-Up and Redemption Agreement (the “Lock-Up Agreement”) between the Company, SPT and Sentry.

With regard to the CSI debt, SPT assumed the debt to CSI and executed an Assignment, Assumption, Modification and Extension of Promissory Note. The Note bears interest at the rate of 18% per annum and was due and payable on May 15, 2007 at which time CSI agreed to extend the due date on the Note to June 30, 2007. Under the terms of the Note, SPT is required to make monthly interest payments beginning June 1, 2006. The Note is secured by the assets of SPT pursuant to a Security Agreement.

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

SUBSEQUENT EVENTS CONCERNING SENTRY POWER TECHNOLOGY, INC.

On April 11, 2006, our wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and we entered into an Asset Purchase Agreement (the “Agreement”) with Sentry Power, LLC (“Sentry LLC”). Pursuant to the terms of the Agreement, SPT acquired the assets of Sentry LLC for a total purchase price of $1,195,000 which was paid at closing by issuing $960,000 worth of our restricted common stock (the “Power Shares”). Additionally, SPT assumed $235,000 in debt presently owed by Sentry LLC to CSI Business Finance, Inc. (“CSI”).

With regard to the debt, SPT assumed the debt to CSI and executed a new security agreement and we guaranteed the note. At closing, we executed a stock pledge agreement granting CSI a first lien on all capital stock or other interest of SPT which we hold. Our agreement to guarantee the debt was conditioned upon and subject to the terms and conditions of a Guaranty Stock Pledge Agreement (the “Stock Pledge Agreement”) which was entered into at closing between Sentry LLC and us which provides for Sentry LLC to pledge as collateral for the Stock Pledge Agreement an amount equal to $250,000 of the Power Shares. As part of the transaction, SPT entered into employment agreements with Robert Magyar to serve as SPT’s President and Michael Julian to serve as SPT’s Vice President/Director of Operations. Following the execution of the Agreement, disagreements arose between us and SPT on one hand, and Mike Julian and Sentry LLC on the other hand, concerning certain matters relating to the transaction.

On May 10, 2007, the Company, SPT, Mike Julian and Sentry LLC executed a Mutual Release (the “Sentry Release”) concerning the disagreements. Pursuant to the Sentry Release, Mike

Julian resigned as Vice President/Director of Operations of SPT and released all claims for further compensation under the Employment Agreement. Mike Julian and Sentry LLC released the Company and SPT from and with respect to any and all claims Julian or Sentry LLC has had or may have, arising out of or in any way connected with the CSI Note (as hereinafter defined), the Assignment, the Asset Purchase Agreement, the Employment Agreement, and the Stock Pledge Agreement. The Company and SPT released Mike Julian and Sentry LLC from and with respect to any and all claims the Company and SPT have had or may have, arising out of or in any way connected with the CSI Loan, the Assignment, the Asset Purchase Agreement, the Employment Agreement, and the Stock Pledge Agreement.

As part of the transaction, Sentry LLC agreed to execute and executed a Stock Pledge Agreement between Sentry LLC and CSI (the “Sentry-CSI Stock Pledge”). Pursuant the Sentry-CSI Stock Pledge, Sentry LLC pledged and delivered to CSI its 6,075,949 shares of our common stock for the payment of our obligations under the that certain Secured Promissory Note dated April 7, 2006 (the “CSI Note”) issued in favor of CSI by Sentry LLC pursuant to which the Company, as successor-in-interest to Sentry LLC, has promised to pay the principal sum of $235,000 and the obligations of the Company under that certain that certain Secured Promissory Note dated January 31, 2007 issued in favor of CSI, pursuant to which the Company promised to pay the principal sum of $165,000 to CSI.

On May 10, 2007, the Company, SPT, and Robert Magyar executed a Mutual Release concerning any and all claims they had or may have against each other arising out of or in any way connected with the CSI Note and the Asset Purchase Agreement.

On May 10, 2007 the Company and SPT executed an Amendment to the May 1, 2006 Employment Agreement of Robert Magyar pursuant to which Robert Magyar released any and all claims he may have to Power Technology, Inc. Share Certificates #10137, #10138, and #10156 in the name of Sentry Power Systems LLC, evidencing ownership of 6,075,949 shares of common stock. We agreed to Issue to Robert Magyar 500,000 shares of our restricted common stock.

With regard to the CSI debt, SPT assumed the $235,000 debt to CSI and executed an Assignment, Assumption, Modification and Extension of Promissory Note. The Note bears interest at the rate of 18% per annum and was due and payable on May 15, 2007 at which time CSI agreed to extend the due date on the Note to June 30, 2007.

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

Prior to 2004, significant research and development activities relating to a unique RVC foam current collector structure, which increases the electrochemically active surface area within the battery had been performed for us by BC Research, Inc. As an employee of BC Research, Inc., Mr. Jung was personally involved in this research, which resulted in filing a patent application and obtaining the rights to U.S. Patent Serial Number 7,060,391 B2 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to a current collector for use in lead-acid batteries comprising a reticulated carbon substrate having circuitous pores and a layer of lead tin alloy applied to the reticulated carbon substrate. Mr. Jung is a co-inventor of this patented technology. .

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

PROPRIETARY RIGHTS AND LICENSING

The Company's success is dependent upon proprietary technology. The Company will rely primarily on a combination of patents, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. In addition to its patents, the Company seeks to protect its products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or otherwise copy aspects of the

Company's products or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company owns the rights to U.S. Patent 6,060,198, which is titled "Electrochemical Battery Structure and Method." Patent 6,060,198 was filed on May 29, 1998, was issued on May 9, 2000 and provides patent protection until May 28, 2018. This patent covers the basic invention of a metal battery plate comprised of rigid elongated tendrils that form a conductive structure with substantial additional surface area that is exposed to a battery. Thus, battery performance is markedly improved since a battery's capacity to deliver electrical current is a straight-line function of the amount of plate surface area in contact with the battery paste. We own the rights to U.S. Patent Serial Number 7,060,391 B2 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to a current collector for use in lead-acid batteries comprising a reticulated carbon substrate having circuitous pores and a layer of lead tin alloy applied to the reticulated carbon substrate. This patent was issued on June 13, 2006 and will provide patent protection until March 25, 2024. We consider the rights to this Patent Application to be our core technology. We also own the rights to U.S. Patent Application Serial Number 12/279,103 titled Current Collector Structure and Methods to Improve the Performance of a Lead-Acid Battery, which relates to methods improving the performance, especially cycling performance, of batteries using current collector structures based on light-weight, porous, open pore, high specific surface area foam substrates at least partially coated with a metal alloy.

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

EMPLOYEES

As of May 31, 2007, we had three (3) full-time employees, one of whom was engaged in product research and development. None of our employees is represented by a labor union with respect to his or her employment. We have experienced no organized work stoppages and we believe our relationship with our employees is good. Management believes that our future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to attract or retain such personnel could have a material adverse effect on our business or results of operations.

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

On February 10, 2006, upon the expiration of his previous consulting agreement, we entered into a new consulting contract with Mr. Timothy J. Connolly to provide general business strategic consulting and management advisory services for the period January 1, 2006 through December 31, 2006. Mr. Connolly agreed to provide three eight-hour workdays per month of general management strategic consulting services, including: advising on corporate structure; advising on marketing and press releases; developing strategic alliances; advising on and assistance with negotiating licensing agreements; advising on and assisting with obtaining patents; implementation of financial systems, structures and controls; retaining of appropriate executive, legal and accounting services; consulting on matters with our board of directors, including assisting the board of directors in developing policies and procedures and assisting the board of directors in mergers, acquisitions, and other business combinations. Mr. Connolly agreed to provide office space, a conference room, telecommunication equipment; secure high speed internet access, computer equipment, copying equipment, a receptionist and clerical assistance for our use during the term of the agreement at 109 North Post Oak Place, Suite 422, Houston, Texas 77024. We agreed to pay Mr. Connolly the sum of $50,000 cash, plus $6,000 per month, paid quarterly. These monthly payments will be made in cash for a period of 12 months or, at our option, the fees paid shall be paid in shares of our common stock at the lower of $.06 per share or 80% of the highest closing bid price per share the common stock as reported by Bloomberg, LP on the day prior to the date the payment is due. We also agreed to pay Mr. Connolly an advisory fee equal to 5% of the total transaction value of any acquisition, merger, or debt financing which is consummated during the term of the agreement. We granted Mr. Connolly fully vested options for the right to purchase on demand, for one year, up to 5,000,000 shares of our common stock at the lower of $.06 per share or 80% of the highest closing bid price per share for our common stock as reported by Bloomberg, LP on the day prior to the notice by Mr. Connolly of his intent to exercise his option rights. All the shares issued and the shares underlying the options were registered by us under Form S-8 on February 17, 2006. On February 21, 2006, we amended the consulting agreement with Mr. Connolly to provide for payment and options at $0.06 per share with no floating feature. On March 2, 2006, the Board of Directors decided to prepay the entire fee owed to Mr. Connolly under the consulting agreement by issuing 1,200,000 shares of our common stock. Pursuant to the terms of the consulting agreement, Mr. Connolly will not own more than 4.99% of Power Technology at any time, unless mutually agreed by Mr. Connolly and the Company.

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

In March 2006, we signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing reticulated vitreous carbon (“RVC”) and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. Mr. McCormick agreed to provide us with the necessary technical information and training to enable us to manufacture RVC. Using Mr. McCormick’s services, we acquired all equipment, supplies, materials, chemicals, instruments, utilities and machinery that are required for the production of RVC. Mr. McCormick provided us a manufacturing procedures manual describing the process we utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick demonstrated in person to our Chief Technology officer, Joey Jung, and other personnel at our facility in Richmond, British Columbia, Canada, using our equipment, the proper manufacturing procedures for making RVC. Mr. McCormick supervised the hands-on manufacturing of RVC by our personnel. We have successfully manufactured RVC that meets our specifications in billets in a batch process. The manufacturing process and equipment we installed is manual rather than automated but we believe it will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation. We agreed to pay Mr. McCormick an initial payment of $15,000, $34 per hour for the time he spends on the project, and an additional $15,000 upon the completion of all services required to complete the project.

On February 27, 2007, we entered into a new consulting contract with Mr. Timothy J. Connolly to provide general business strategic consulting and management advisory services for the period February 1, 2007 January 31, 2007. Mr. Connolly agreed to provide three eight-hour workdays per month of general management strategic consulting services, including but not limited to: advising on corporate structure; advising on marketing and press releases; developing strategic alliances; advising on and assistance with negotiating licensing agreements; advising on and assisting with obtaining patents; implementation of financial systems, structures and controls and providing bookkeeping services of up to eight hours per month which shall include entry of data in QuickBooks Financial Software format; consulting on matters of the board of directors of the Company, including but not limited to assisting the board of directors in developing policies and procedures; and assisting the board of directors of the Company in mergers, acquisitions, and other business combinations. We agreed to pay Mr. Connolly $6,100 per month for the first three months of the agreement and $5,000 per month for the next nine months of the agreement. These monthly payments were to be made in cash for a period of 12 months or, at our option, the fees paid shall be paid in shares of our common stock at no higher than the highest closing bid price per share the common stock of the Company, as reported by Bloomberg, LP, on the last trading day prior to the date the payment is due on a quarterly basis. We also agreed to pay Mr. Connolly an advisory fee equal to 5% of the total transaction value of any acquisition, merger, or debt financing which is originated by him or on which he is specifically requested by the Company perform services. We granted Mr. Connolly fully vested options for the right to purchase on demand, for fourteen months, up to 5,000,000 shares of our common stock at the price of $.04 per share. The shares underlying the options were registered by us under Form S-8 on April 2, 2007. On March 2, 2006, the Board of Directors decided to prepay the entire fee owed to Mr. Connolly under the consulting agreement by issuing 1,406,667 shares of our common stock. Pursuant to the terms of the consulting agreement, Mr. Connolly will not own more than 4.99% of Power Technology at any time, unless mutually agreed by Mr. Connolly and the Company.

On April 1, 2007, we entered into a contract with Princeton Research, Inc. (“PRI”) by which PRI agreed to perform due diligence review of the Company, prepare analytical reports and perform investor relations for us for the period from April 1, 2007 through September 30, 2006. We agreed to pay to PRI as its fee and as consideration for services provided, $2,500 per moth. The fees paid to PRI pursuant to this agreement were paid by the issuance of 300,000 shares of our restricted common stock.

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

RISK FACTORS

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We have incurred operating and net losses and negative cash flow from operations since our inception. For the years ended January 31, 2007 and 20065, we had net losses of $1,908,959 and $3,245,966, respectively. As of the fiscal year ending January 31, 2007, we had an accumulated deficit of $16,678,075. In the future, we may continue to incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, the acquisition of capital assets, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

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

SHAREHOLDERS COULD INCUR NEGATIVE IMPACT DUE TO THE AVAILABILITY OF RESALE OF A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING SHARES OF COMMON STOCK.

As of May 31, 2007, there were 161,903,230 shares of our common stock outstanding. Of these shares, approximately 48,583,030 shares of our common stock were restricted, however, these shares will become eligible to be sold pursuant Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). However, 33,220,663 of these shares of common stock are subject to lock up agreements with varying termination dates. In the event that a substantial number of these shares are offered for sale in the market by several holders, the market price of our common stock could be adversely affected. No prediction can be made as to the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have an adverse effect on prevailing market prices for the common stock.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

We have entered into material agreements with Cornell Capital Partners, L.P. described herein (Item 6-Plan of Operation). As a result of these agreements with Cornell, approximately 165,732,318 shares of our common stock that were issued to selling stockholders or that may be issued to Cornell upon the conversion of warrants or the Convertible Debenture may depress our stock price. The Convertible Debenture provides that the number of shares of our common stock that may be issued by us or acquired by Cornell shall not exceed 4.99% of the total number of then issued and outstanding shares of our common stock.

As of May 1, 2007, there were 48,583,030 shares of common stock then outstanding as "restricted securities" as defined in Rule 144 which will be available for sale in the future. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of May 31, 2007, we had 11,060,483 shares of common stock which remain to be issued under certain stock, SAR and stock option plans which have been registered on Form S-8 filings on April 2, 2007. Of those shares, 7,000,000 shares have been reserved for issuance upon the exercise of stock options which have been granted. These 11,060,483 shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM SALES OF OUR COMMON STOCK UNDER EQUITY FINANCING AND COULD RESULT IN A CHANGE OF CONTROL.

The issuance of our common stock pursuant to the Convertible Debenture and Warrants will dilute the percentage of the ownership by the current shareholders. We may have to issue an additional 165,732,318 shares of our common stock under the Convertible Debentures with Cornell Capital Partner, LP (as discussed herein). Upon issuance, these 165,732,318 shares of common stock, together with the common stock presently held by Cornell would represent approximately 52.34% of our then outstanding common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that may be issued pursuant to any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need. A change in control of the Company could occur as the result of a dilution of the percentage of the ownership of our stock by the existing largest shareholders.

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

CERTAIN SECURITY HOLDERS HAVE PAID LESS THAN THE THEN PREVAILING MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL THEIR SHARES.

During the past two fiscal years, we entered contracts for services with consultants which gave us the option to pay for those services in cash or to issue shares of our common stock for those services at prices that were less than the then-prevailing market price of our common stock. In payment for those services, we issued 6,264,967 shares of our common stock and at the time we agreed to the conversion rate, the discount to the then prevailing market price ranged up to a 33% discount. As part of the contract for services with consultants, we also issued options to purchase up to 10,000,000 shares of our common stock at prices that were less than the then-prevailing market price of our common stock and the discount for these options to the then prevailing market price ranged up to a 33% discount. In the future, if we do not have sufficient cash to pay for services we require, we may pay for those services by issuing shares of our common stock at prices that may be less than the then-prevailing market price of our common stock and we may also issue options to purchase shares of our common stock at prices that may be less than the then-prevailing market price of our common stock.. These security holders will have an incentive to sell shares and/or exercise their options to purchase shares of our common stock to realize a gain on the difference between the purchase/exercise price and the then-prevailing market price of our common stock. To the extent these security holders sell their common stock, the price of our common stock per share may decrease due to the additional shares in the market. This could allow these security holders to sell greater amounts of common stock, the sales of which could depress our stock price. The issuance of our common stock at prices less than the then prevailing market could result in dilution to our existing shareholders.

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

THE SALE OF MATERIAL AMOUNTS OF COMMON STOCK COULD ENCOURAGE SHORT SALES BY THIRD PARTIES.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Subsequently, in fiscal 2009, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

GOING CONCERN QUALIFICATION BY AUDITORS.

The accountants' reports of our independent certified public accountants for fiscal years ending January 31, 2007, 2006, and 2005 express a going concern qualification by the auditors. We have had recurring operating losses for the past several years which raise substantial doubts about our ability to continue as a going concern. See Independent Auditor's Report(s), Note 2 to the Consolidated Financial Statements of Power Technology, and Plan of Operation - “Plan of Operation and Uncertainties". We had $23,097 revenue during our last fiscal year. We have no commercial battery product and have no customers who have agreed to purchase our battery products. We do not own all the equipment necessary to manufacture our products. Our success is dependent on us raising additional capital.

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

OUR SUCCESS DEPENDS ON PROPRIETARY TECHNOLOGY.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We are currently lease executive offices located at 7101 Highway 71 West, Suite 200, Austin Texas, 78735 pursuant to a lease agreement with Oak Hill Executive Suites. Pursuant to a lease which calls for monthly base rental of $690 per month, we have the use of the approximately 200 square feet of office space and also includes use of a conference room, telecommunication equipment; secure high speed internet access, copying equipment, a receptionist and clerical assistance. We have leased from Sun Life assurance Company of Canada approximately 3150 square feet of space located at 5600 Parkwood Way, Richmond, British Columbia, Canada, for a minimum term of three years, beginning August 1, 2006, at a base rental of $2,951 per month. This space includes offices, laboratory, and our pilot plant facility. We believe that our current facilities are adequate for our needs through 2008, and that should it be needed, suitable additional or alternative space on commercially reasonable terms, as it becomes necessary.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None during the Fiscal Year ending January 31, 2007. However, as previously disclosed in our Form 8-K, at a Special Meeting of Shareholders held on February 22, 2007, our shareholders approved an Amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000 as approved by a shareholder vote of:

115,101,365	VOTES FOR
5,442,796	VOTES AGAINST
339,834	ABSTAIN

On February 22, 2007, we filed an Amendment to our Articles of Incorporation with the Secretary of State of Nevada to reflect the approved increase in authorized shares.

Additionally, at the Special Meeting of Shareholders held February 22, 2007, our shareholders approved and ratified the issuance of the 49,391,694 excess shares issued by us since July 29, 2004, as approved by a shareholder vote of:

116,138,754	VOTES FOR
3,411,806	VOTES AGAINST
1,250,274	ABSTAIN

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol“PWTC.OB”. These over the counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transaction prices.

The following chart sets forth the high and low closing bid prices for each quarter for the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
Quarter ending 4/30/05	$0.166	$0.048
Quarter ending 7/31/05	0.08	0.046
Quarter ending 10/31/05	0.10	0.051
Quarter ending 1/31/06	0.105	0.068
Quarter ending 4/30/06	0.175	0.082
Quarter ending 7/31/06	0.165	0.07
Quarter ending 10/31/06	0.095	0.03
Quarter ending 1/31/07	0.075	0.029
Quarter ending 4/30/07	0.075	0.035

As of June 8, 2007, the closing price for shares of our common stock in the over-the-counter market, as reported by the Pink Sheets was $0.0145.

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

Record Holders

As of May 31, 2007, we had approximately 155 registered holders of our common stock, including shares held in street name. As of May 31, 2007, there were 161,903,230 shares of common stock issued and outstanding.

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

REGISTRAR AND TRANSFER AGENT

The registrar and transfer agent of the Company is Pacific Stock Transfer Company, P.O. Box 93385, Las Vegas, Nevada 89193; telephone (702) 361-3033.

EQUITY COMPENSATION PLAN INFORMATION (1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,000,000	$0.005	1,208,333
Equity compensation plans not approved by security holders			6,988,334
Total	2,000,000	N/A	8,196,667

(1)	As of January 31, 2007.

We adopted the 2004-B Stock Option, SAR, and Stock Bonus Plan (the "2004 Plan") effective August 1, 2004, which authorized us to grant qualified and non-qualified stock options with, or without stock appreciation rights and to grant stock bonuses to employees, non-employee directors, and consultants of Power Technology. There were 20,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee under the 2004 Plan. As of January 31, 2007, 1,208,333 shares of common stock remain to be issued which are reserved for issuance upon exercise of options or stock bonuses granted or reserved for grant under the 2004 Plan. On March 22, 2007 we filed a post-effective amendment to the Plan registration statement to de-register any of the remaining shares of common stock that were registered but will not be issued in connection with the Registrant Statement. No further shares will be issued pursuant to the 2004 Plan.

In July 2005, we adopted the 2005 Stock Option, SAR and Stock Bonus Consultant Plan (the “2005 Plan”) which authorized us to grant non-qualified stock options with or without stock appreciation rights and to grant stock bonuses to consultants of Power Technology. There were 5,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee under the 2005 Plan. As of January 31, 2007, there were 188,334 shares of our common stock remaining to be issued which are reserved for issuance upon the exercise of options or stock bonuses reserved for grant under the 2005 Plan. On March 22, 2007 we filed a post-effective amendment to the Plan registration statement to de-register any of the remaining shares of common stock that were registered but will not be issued in connection with the Registrant Statement. No further shares will be issued pursuant to the 2005 Plan.

On February 8, 2006 we adopted the 2006 Stock Option, SAR and Stock Bonus Consultant Plan , which authorized the Company to grant non-qualified stock options with or without stock appreciation rights, SAR's and stock bonuses to consultants of the Company. Under the plan, there were 13,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee. On February 17, 2006 the Company filed with the SEC a Form S-8 registration statement which registered these shares. On March 2, 2006, we issued 1,200,000 shares of our common stock to Timothy J. Connolly in pre-payment of his fee for consulting services. On February 21, 2006, the Company granted Timothy J. Connolly fully vested options for the right to purchase on demand, until February 10, 2007, up to 5,000,000 shares of our common stock at $.06 per share. Pursuant to this warrant, on April 11, 2006, Mr. Connolly purchased 1,700,000 shares of our common stock at $.06 per share. On April 26, 2006, Mr. Connolly purchased 1,666,667 shares of our common stock at $.06 per share. On May 18, 2006, Connolly purchased 1,633,333 shares of our common stock at $.06 per share. As of January 31, 2007, there were 6,800,000 shares of our common stock remaining to be issued which are reserved for issuance upon the exercise of options or stock bonuses reserved for grant under the 2006 Plan. On March 22, 2007 we filed a post-effective amendment to the Plan registration statement to de-register any of the remaining shares of common stock that were registered but will not be issued in connection with the Registrant Statement. No further shares will be issued pursuant to the 2006 Plan.

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

Subsequent to the fiscal year ending January 31, 2007, on March 28, 2007, we adopted the 2007 Stock Option, SAR and Stock Bonus Consultant Plan ,which authorized the Company to grant non-qualified stock options with or without stock appreciation rights, SAR's and stock bonuses to consultants of the Company. Under the plan, there were 15,000,000 shares of our common stock available for grant to participants designated by the Stock Plan Committee. On April 2, 2007 the Company filed with the SEC a Form S-8 registration statement which registered these shares. The Company granted Timothy J. Connolly fully vested options for the right to purchase on demand, until April 30, 2008, up to 5,000,000 shares of our common stock at $.04 per share.

RECENT SALE OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during our fiscal year ending January 31, 2007. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities was restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

NONE

ITEM 6. PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Works such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Although our management believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of funding needed for working capital, debt repayment and capital investment, failure to attract management and staff, the inability to grow membership subscriptions, and lack of success in launching additional service offerings. Additional risk factors are disclosed elsewhere in this annual report.

Power Technology, Inc., a Nevada corporation, was incorporated on June 3, 1996. We are in the early stages of designing and producing our batteries and other products. We have produced prototype versions of our battery. We are preparing to produce additional prototype versions of our battery to be built in a variety of sizes, amp hour capacities and configurations using methods that we anticipate will be practical for economically manufacturing batteries on a commercial scale. We have designed and are in the process of constructing a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. We have not commenced any commercial production or sales of our batteries or pipeline connection equipment.

Historically, we have used the sale of our common stock, capital contributions and loans from various stockholders to fund our operations. To date, we have not had adequate funds to commercially produce, market, and sell our batteries or pipeline connection equipment. There can be no assurances that we will be able to obtain a profitable level of operations.

PLAN OF OPERATIONS

Because of the costs of development of our battery systems, the continuing costs of our battery prototype production and the anticipated costs relating to our pilot plant, we will incur a loss during our fiscal year ending January 31, 2008.

We believe that our cash needs will be satisfied from existing funds for the next one month. Additional debt or equity financing or licensing agreement proceeds will be required to accomplish our plan of operations during the next 12 months. As a result, we intend to sell additional shares of our common stock to further capitalize our operations. We may also borrow from banks and others to the extent necessary to provide liquidity for our operations, although no arrangements for any additional borrowings have been made. There is no assurance that funds will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

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

PILOT PLANT

We have designed and have partially constructed a pilot plant capable of manufacturing our current collectors in commercial quantities for use in lead acid batteries. The manufacturing process to create a current collector will include manufacturing the RVC plates, casting a top frame and tab and side frames on the individual RVC plates, depositing the lead tin alloy on the RVC plate by electroplating, applying battery paste onto the individual RVC foam plate, and curing them. Once this process has been completed, the individual plate is suitable for use as a current collector. We believe that the manufacturing process and machinery necessary for insertion of our current collector into a battery case and completing the manufacturing of our battery is substantially similar to existing processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery.

We are establishing our pilot plant facility in Richmond, British Columbia, Canada. We have leased from Sun Life Assurance Company of Canada approximately 3150 square feet of space located at 5600 Parkwood Way, Richmond, British Columbia, Canada, for a minimum term of three years, beginning August 1, 2006, at the rate of approximately $2,951 per month.

The purpose of the Pilot Plant is not to manufacture current collectors in commercial quantities for sale to battery manufacturers. The purpose of the Pilot Plant is to demonstrate to battery manufacturers the manufacturing process, machinery and procedure necessary to manufacture our proprietary RVC current collectors.

We have completed the engineering, design and installation of equipment necessary to manufacture RVC plates. The consulting costs, equipment, and materials to manufacture RVC plates totaled approximately $93,000. This system manufactures RVC in billets in a batch process and the blocks of RVC are then be cut and sliced into the proper size for individual current collectors. We have successfully manufactured RVC billets in our pilot plant.

In March 2006, we signed a Consulting Services Agreement with Richard R. McCormick, a former employee of an engineering firm, Destech Corp., which specializes in manufacturing reticulated vitreous carbon (“RVC”) and other advanced materials. Mr. McCormick has fifteen years of experience in supervising the manufacture of RVC foam. We have acquired all equipment, supplies, materials, chemicals, instruments, utilities and machinery that were required for the production of RVC. Mr. McCormick has provided us a manufacturing procedures manual describing the process we utilized to manufacture RVC that meets our specifications for current collectors. Mr. McCormick has demonstrated in person to our Chief Technology officer, Joey Jung, and other personnel at our facility in Richmond, British Columbia, Canada, using our equipment, the proper manufacturing procedures for making RVC. Mr. McCormick supervised the hands-on manufacturing of RVC by our personnel. We have successfully manufactured RVC that meets our specifications in billets in a batch process. The blocks of reticulated vitreous carbon are cut and sliced into the proper size for individual current collectors. The system is designed to permit production of 5000 reticulated vitreous carbon plates of 6 inches by 6 inches by 3 mm per month. The manufacturing process and equipment we installed is manual rather than automated but we believe it will be fully capable of scale up with additional manpower and additional equipment. Mr. McCormick will provide Company with the information required to scale up the process for automation.

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

Management believes we will be able to design and build a pilot plant capable of manufacturing our current collectors cost effectively in commercial quantities; however, further design and engineering may be necessary before a pilot plant can be finally completed. The issues related to the successful commercial production of our current collectors and its battery include: whether we can manufacture RVC economically in mass produced commercial quantities; whether we can apply the top frame and tab to the plates economically in mass produced commercial quantities; whether we can economically electroplate the lead-tin alloy onto the RVC plates uniformly and consistently in mass produced commercial quantities; whether we can apply the side and bottom frame to the plates economically in mass produced commercial quantities; whether we can adapting the existing battery plate pasting equipment to paste lead-tin coated RVC current collectors in economically in mass produced commercial quantities. We began successfully manufacturing current collectors. During August of 2006 we began to successfully manufactured RVC. During October of 2006, we began to successfully cast and apply the top side and bottom frames to the hundreds of RVC plates we had manufactured and we have successfully electroplated the lead-tin alloy onto those RVC plates uniformly. We used some of these plates to manufacture prototype batteries.

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

In February of 2007 we applied battery paste to positive and negative current collectors we had manufactured and electroplated in our pilot plant. The battery paste was manually applied to each current collector at which time it technically became an electrode.

During April of 2007, a commercial battery plant used our positive and negative electrodes to manufacture five Valve Regulated, Absorbed Glass Matt, Maintenance Free, Lead Acid batteries for customer evaluation and testing. The prototype batteries were manufactured using existing standard processes and machinery necessary for insertion of our electrodes collector into the battery case. The completion of the manufacturing of our prototype batteries used existing standard processes, methods, and machinery commonly used in the manufacture of a typical lead acid battery. Our prototype batteries were tested at the manufacturing plant. The batteries were pressure tested and did not leak, The battery cases were properly filled with electrolyte. The batteries had no internal shorts.

We have charged these batteries and following the completion of our preliminary testing, a battery will be delivered for testing and evaluation to Kung Long Batteries Industrial Co. Ltd., a publicly traded expert manufacturer of lead acid batteries and to Power Battery Co., a privately owned battery manufacturer which has major locations in Patterson, New Jersey, Iberville, Quebec, Canada, and Romsey, England. In addition, prototype batteries will be delivered to other independent battery manufacturers for evaluation and testing. We anitcipate completing the preliminary testing of these prototype batteries by July 1, 2007 and intend to post data relating to that preliminary testing on our website, http://www.pwtcbattery.com/.

We intend to supply the U.S. Army Tank Automotive Research, Development and Engineering Center, (“TARDEC”) a prototype NATO 6T Size Lead battery  manufactured with our current collectors. Part of the Army Materiel Command’s Research Development and Engineering Command, TARDEC the nation’s laboratory for advanced military ground systems and automotive technology. Its mission is to research, develop, engineer, leverage, and integrate advanced technology into ground systems and support equipment. It develops and maintains ground vehicles for all U.S. Armed Forces, numerous federal agencies, and more than 60 foreign countries. The NATO 6T Size Lead Battery is used in various tanks, trucks, and other military vehicles. We have discussed with the staff and power team leaders of TARDEQ our providing it with a prototype NATO 6T battery. TARDEC has provided us with performance specifications for the NATO 6T automotive valve regulated lead acid storage battery. TARDEC has advised us that, if we provide it with a NATO 6T battery, it will test and evaluate our prototype for possible use by the U.S. Army. We are in the process of designing and engineering the current collectors we will need to manufacture in order to be able to make a NATO 6T automotive valve regulated lead acid storage battery that meets the performance specifications. In order to manufacture suitable current collectors for use in a prototype NATO 6T battery, we must design and machine a separate double panel casting mold similar to the one previously provide to us by Wirtz to cast a lead top frame with lug and two side frames and a bottom frame on uncoated RVC foam plates. We estimate that the cost of designing and machining such a mold will be approximately $ 4,000. We have entered into discussed with two established battery manufacturers concerning a joint project to manufacture prototype NATO 6T batteries for evaluation and testing by TARDEC.

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

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the fiscal year ended January 31, 2007, we incurred material capital expenditures of  $155,626 for the purchase of pilot plant machinery to manufacture Reticulated Vitreous Carbon foam (“RVC”); for the purchase of a double panel casting mold to cast a lead top frame and tab, a bottom, and two side frames on uncoated RVC foam plates; and for the purchase of machinery to apply lead tin plating to reticulated vitreous carbon plates. During the fiscal year ended January 31, 2007, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

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

During the fiscal year ended January 31, 2007, capital resources were provided by the sale of restricted common stock to warrant holders who exercised 1,500,000 warrants for an aggregate price of $90,000 and by the sale of common stock to an option holder who exercised options to purchased 3,366,667 shares of common stock for an aggregate price of $202,000.

On January 31, 2007, we executed a Secured Promissory Note with CSI Business Finance, Inc. (“CSI”) in the amount of $165,000, which was funded to us as follows: $75,000 on January 31, 2007, $45,000 on March 1, 2007 and a final funding of $45,000 on April 1, 2007. The Note bears interest at 18% per annum from the date of funding until paid in full. Accrued interest is due and payable on the first day of March 2007, and on the 1st day of each subsequent month during the term of the Note. The Note matures on June 30, 2007. We may prepay the Note. In addition, the Note has been secured by a Stock Pledge Agreement between CSI and our Chief Executive Officer, Bernard Walter, covering 9,971,604 shares of our common stock held by Mr. Walter.

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

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

FISCAL YEAR ENDED JANUARY 31,

	2007	2006
Net cash used by operating activities	$(920,290)	$(482,110)
Net cash provided by financing activities	$977,500	$628,580
Net cash used by investing activities	$(155,626)	$(9,470)

At January 31, 2007, we had $80,649 of cash. As of May 31, 2007, we had approximately $20,200 cash on hand.

At January 31, 2007, we had negative working capital of $2,017,706. Management believes that it will be necessary to increase it working capital to continue our research and development activities, which may be achieved by incurring additional indebtedness from stockholders or others.

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

STRATEGIC ALTERNATIVES

Our board of directors has voted to explore potential strategic alternatives for the company aimed at maximizing shareholder value. These alternatives may include possible merger candidates,

sale of the company's subsidiary operations, or the sale or strategic partnership with others of the company's patented technology. We have recently received inquiries from potential strategic partners regarding parts of the company's business, and the board is committed to exploring all alternatives to maximize shareholder value.

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

Subsequent to our January 31, 2007 fiscal year end, on March 8, 2007 Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $25,000 of the principal due and was issued 1,077,586 shares of our common stock. Subsequent to our January 31, 2007 fiscal year end, on April 18, 2007, Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $100,000 of the principal due and was issued 3,125,000 shares of our common stock. Subsequent to our January 31, 2007 fiscal year end, on May 18, 2007, Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $100,000 of the principal due and is to be issued 4,166,667 shares of our common stock.

Significant Accounting Estimates and Policies

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

Share-Based Compensation

On February 1, 2006, Power Technology adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Power Technology adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The consolidated financial statements for the year ended January 31, 2007 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

UNCERTAINTIES

GOING CONCERN

The financial statements are presented on the basis that Power Technology is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, there are conditions that raise substantial doubt about our ability to continue as a going concern.

At January 31, 2007, we had negative working capital of $2,017,706 a loss from operations for the year ended January 31, 2007 of $2,772,935 and an accumulated deficit of $16,678,075 since June 3, 1996, the date of our inception.

Management believes that current plans to expand our operations and a combination of our financing and plans to raise capital through the sale of our common stock will provide sufficient working capital to allow us to continue as a going concern.

On January 31, 2007, we executed a Secured Promissory Note with CSI Business Finance, Inc. (“CSI”) in the amount of $165,000, which was funded to us as follows: $75,000 on January 31, 2007, $45,000 on March 1, 2007 and a final funding of $45,000 on April 1, 2007. As of May 31,, 2007, we had approximately $20,000 cash on hand.

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

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company as of January 31, 2007 and for the fiscal years ended January 31, 2007 and 2006, beginning on page F-1, are provided with this Form 10-KSB annual report and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power Technology, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Power Technology, Inc. as of January 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of Power Technology, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Technology, Inc. as of January 31, 2007, and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses since inception and has a working capital deficit at January 31, 2007. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

May 30, 2007

POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

January 31,
2007
Assets
Current assets:
Cash and equivalents	$80,649
Accounts receivables	1,372
Inventory	144,563
Other current assets	19,606
Total current assets	246,190

Fixed assets, net of accumulated depreciation of $62,254	142,266
Deposits	2,708
Deferred financing fees	58,336
Total assets	$449,500

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$714,612
Short-term debt	366,000
Short-term debt - related party	10,500
Derivative liability	1,172,784
Total current liabilities	2,263,896

Convertible debentures, net of discount of $722,140	908,440
Total liabilities	3,172,336

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding
Common stock, $0.001 par value, 750,000,000 shares
authorized, 149,391,694 shares issued and outstanding	149,391
Additional paid-in capital	13,808,744
Accumulated deficit	(16,678,075)
Other comprehensive loss	(2,896)
Total stockholders' deficit	(2,722,836)
Total liabilities and stockholders' deficit	$449,500

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	2007	2006

Sales	$23,097	$—

Cost of goods sold	31,124	—
Gross profit	(8,027)	—

Expenses:
General administrative expenses	1,079,428	500,978
Research & development	214,034	31,857
Consulting fee	262,241	660,350
Depreciation and amortization	35,098	6,879
Impairment of goodwill	1,174,107	—
Total operating expense	2,764,908	1,200,064
Net operating loss	(2,772,935)	(1,200,064)

Other income (expense):
Interest income	10,935	15
Interest expense	(773,021)	(510,718)
Net gain (loss) on derivative liabilities	1,626,062	(1,521,299)
Impairment of long lived assets	—	(13,900)
Total other income (expense)	863,976	2,045,902

Net loss	(1,908,959)	(3,245,966)

Other comprehensive loss-foreign currency translation	(1,518)	(1,378)

Total comprehensive loss	(1,910,477)	(3,247,344)

Weighted average number of
common shares outstanding-basic and fully diluted	145,679,644	133,781,064

Net loss per share-basic and fully diluted	$(0.01)	$(0.02)

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

			Additional		Prior	Total
	Common Stock		Paid-In	Accumulated	Period	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	(Deficit)

Balance January 31, 2005	126,180,201	$126,180	$11,194,541	$(11,523,150)	$—	$(202,429)

Shares issued for consulting services	9,064,967	9,064	675,756			684,820
Shares issued for compensation	1,250,577	1,251	98,343			99,594
Share issued for cash	3,000,000	3,000	110,000			113,000
Share rescission	(4,000,000)	(4,000)	4,000			—
Foreign currency translation					(1,378)	(1,378)
Net loss				(3,245,966)		(3,245,966)
Balance January 31, 2006	135,495,745	135,495	12,082,640	(14,769,116)	(1,378)	(2,552,359)

Shares issued for consulting services	1,200,000	1,200	170,800			172,000
Shares issued for acquistion	6,075,949	6,076	953,924			960,000
Shares issued for compensation	120,000	120	17,880			18,000
Share issued for options and warrants exercised	6,500,000	6,500	383,500			390,000
Stock options merger		—	200,000			200,000
Foreign currency translation					(1,518)	(1,518)
Net loss				(1,908,959)		(1,908,959)
Balance January 31, 2007	149,391,694	$149,391	$13,808,744	$(16,678,075)	$(2,896)	$(2,722,836)

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006
	2007	2006

Cash flows from operating activities
Net loss	$(1,908,959)	$(3,245,966)
Adjustments to reconcile net loss to net cash
from operating activities
Depreciation and amortization expense	35,098	2,079
Impairment of long lived assets	1,174,107	18,700
Amortization of debt discount	521,107	461,383
Amortization of deferred financing cost	58,102	3,562
(Gain) loss on derivatives	(1,626,062)	1,521,299
Stock issued for executive compensation and expense reimbursement	300,000	61,941
Stock issued for directors fees	18,000	37,653
Share-based compensation for consulting services	72,000	684,820
Changes in operating assets and liabilities:
Accounts receivable	1,894	—
Inventory	(144,563)	—
Prepaid expense and other current assets	(15,418)	(1,278)
Deposits	562	—
Accounts payable	593,842	(26,303)
Net cash (used) by operating activity	(920,290)	(482,110)

Cash flows from investing activities
Purchase of equipment	(155,626)	—
Decrease in deposits	—	(9,470)

Net cash used by investing activities	(155,626)	(9,470)

Cash flows from financing activities
Proceeds from debt	577,000	1,682,237
Repayment of debt	—	(1,101,657)
Proceeds from debt - related party	10,500	—
Payment of deferred financing costs	—	(65,000)
Issuance of common stock	390,000	113,000

Net cash provided by financing activities	977,500	628,580

Effect of exchange rate changes on cash	(1,518)	(1,378)

Net increase (decrease) in cash	(99,934)	135,622

Cash and equivalents-beginning	180,583	44,961

Cash and equivalents-ending	$80,649	$180,583

Supplemental disclosures:
Interest paid	$—	$66,769
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Value of shares issued for acquistion	$960,000	$—

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Power Technology, Inc. (“Power Technology”) was originally incorporated as PowerTek in Nevada on January 19, 1996. Power Technology was organized primarily for the purpose of developing an advanced battery technology for use in the growing electric car industry. As of January 31, 2007, Power Technology has been able to advance the battery technology to a proof of principle stage and is currently seeking additional capital to finance the development of the technology to a preliminary prototype stage.

Basis of Presentation

The consolidated financial statements include the accounts of Power Technology and its wholly-owned subsidiaries, PowerTek Technology Corporation, Inc. and Sentry Power Systems, LLC. Significant inter-company accounts and transactions have been eliminated. With the acquisition of the assets of Sentry Power Systems, LLC, Power Technology is no longer considered a development stage company as of May 16, 2006.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of battery systems.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by Power Technology, including fixed assets and goodwill, are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. Power Technology assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Earnings per Share

Power Technology follows Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Stock-Based Compensation

On February 1, 2006, Power Technology adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Power Technology adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The consolidated financial statements for the year ended January 31, 2007 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to fiscal 2007, Power Technology accounted for share-based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Power Technology had not recognized compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Power Technology determined compensation expense for stock option grants based on their estimated fair value at their grant date, Power Technology's net loss and net loss per share would have been as follows for the year ended January 31, 2006:

2006
Net loss as reported	$(3,245,966)
Add: Stock based compensation determined
under intrinsic value-based method	—
Less: stock based compensation determined
under fair value-based method	—
Pro forma net loss	$(3,245,966)

Basic and diluted net loss per common share:
As reported	$(0.02)
Pro forma	$(0.02)

Income Taxes

Power Technology recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Power Technology provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Secured Convertible Debentures and Warrants- Derivative Financial Instruments

The Convertible Debentures and the Warrants have been accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 00-19”). EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, EITF No. 05-02 “Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19”, EITF No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” and EITF No. 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” were also considered.

Power Technology has identified the following instruments and derivatives:

Convertible Debentures
Conversion Feature
Company's Optional Redemption right
Warrant Feature

Power Technology has identified the Conversion Feature and Power Technology's Optional Redemption within the Convertible Debentures to represent embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities because they are subject to a Registration Rights Agreement (“RRA”). The Conversion Feature and Power Technology's Optional Redemption within the Convertible Debentures have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument.”

Power Technology has identified the Warrant Feature to be detachable derivatives. The Single Compound Embedded Derivatives within Convertible Debentures and the Derivative Liability for Warrants have been recorded at their respective fair values at the date of issuance (December 22, 2005); and are marked-to-market each quarter with changes in fair value recorded to Power Technology's consolidated statements of operations as “Net change in fair value of derivative liabilities.” Power Technology has utilized a third party valuation firm to fair value these derivative liabilities under the following methods: a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Debentures; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability-weighted exercise price.

The fair value of the derivative liabilities are subject to the changes in the trading value of Power Technology's common stock. As a result, Power Technology's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of Power Technology's stock at the balance sheet date, the amount of shares converted by debenture holders and/or exercised by warrant holders. Consequently, Power Technology's financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard 109 (SFAS 109), Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Power Technology has determined that the adoption of FIN 48 will not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Power Technology is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $1,908,959 and $3,245,966 during the years ended January 31, 2007 and 2006, respectively. In addition, Power Technology's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of January 31, 2007 consisted of the following:

Prototype Plant	$100,012
Office equipment	25,728
Manufacturing equipment	76,615
Leasehold improvements	2,165
Less: Accumulated depreciation	(62,254)
Fixed assets, net	$142,266

Depreciation expense for the years ended January 31, 2007 and 2006 was $35,098 and $2,079, respectively.

NOTE 4 - PATENTS

Certain costs were capitalized for patents. All other related patent acquisition and development costs have been expensed. During fiscal 2005, $55,000 was deemed impaired and written off. During fiscal 2006, the remaining amount was written off.

NOTE 5 - NOTES PAYABLE AND SECURED CONVERTIBLE DEBENTURES

Notes Payable-

In July 2004, Power Technology borrowed $49,000 from a third party. This loan is non-interest bearing and is due on demand.

As part of the acquisiton of Sentry, Power Technology assumed a note for $235,000 payable to CSI Business Finance, Inc. (“CSI”). This loan bears interest at 10% and is due on June 30, 2007. Power Technology borrowed an additional $75,000 from CSI under a new promissory note in the amount of $165,000. The remaining $90,000 was received in March and April 2007. The new loan bears interest at 18% and is due on June 30, 2007.

During December 2006, Power Technology borrowed $10,500 from its chief executive officer. This loan is non-interest bearing and is due on demand.

Convertible Debentures-

In August and November 2004, Power Technology borrowed $500,000 from Cornell Capital Partners, L.P. (“Cornell” or “CCP”) through two issuances of 5% Convertible Debentures (“CCP-1” and “CCP-2”), secured by substantially all of Power Technology's assets. On May 10, 2005, Power Technology refinanced CCP-1 and CCP-2 with a new Convertible Debenture (“CCP-3”) in the principal amount of $514,657, which comprised the original $500,000 principal plus accrued interest. On December 22, 2005, CCP-3 was replaced by a new Convertible Debenture (“CCP-4”), which was issued in the principal amount of $530,580, comprising the original $500,000 principal plus accrued interest. CCP-4 has a due date of December 22, 2007, and bears interest at 10% per annum. CCP-1 through CCP-6 are collectively referred to as the “Convertible Debentures.”

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

In February 2006, Power Technology issued $550,000 of new Convertible Debentures due on February 21, 2008 (“CCP-6”), bearing an annual interest rate of 10%, and providing for the same Conversion Feature, Optional Redemption Feature, Warrant Feature, RRA, default and other provisions as under the terms of CCP-4.

For each of CCP-4, CCP-5 and CCP-6, the Conversion Feature and Optional Redemption Feature were designated as embedded derivatives, and have been bundled together as a single compound embedded derivative liability. Power Technology utilized a layered discounted probability-weighted cash flow approach to determine the initial fair values of these Convertible Debentures at issuance date, which were as follows: CCP-4- $370,601, CCP-5- $381,398 and CCP-6- $356,946. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of CCP-4, CCP-5 and CCP-6, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and/or redemption, and likelihood of default status and timely registration. At inception, the fair values of these single compound embedded derivatives were bifurcated from their respective debt host contracts and recorded as derivative liabilities, which resulted in a reduction of the initial notional carrying amount of the Convertible Debentures (as unamortized discount, which will be amortized over the two-year life of the notes under the effective interest method). For each of CCP-4 and CCP-5, the Warrant Feature has been designated as a freestanding derivative liability and has been fair valued utilizing the Black-Scholes method with a probability-weighted exercise price. At inception, the fair values of the Warrant Feature were as follows: CCP-4 - $641,478, CCP-5 - $664,957 and CCP-6 - $664,957.

With respect to CCP-4, the fair value of the Warrant Feature at inception of $641,478 was recorded as a loss on early extinguishment of debt in the accompanying consolidated statements of operations. With respect to CCP-5, the excess of the unamortized discount over its notional balance amounting to $561,356 (including financing costs of $65,000 paid to a related party of Cornell) at inception was charged to interest expense in the accompanying consolidated statements of operations. With respect to CCP-6, the excess of the unamortized discount over its notional balance amounting to $356,946 (including financing costs of $55,000 paid to a related party of Cornell) at inception, was charged to interest expense in the accompanying consolidated statements of operations.

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

The Convertible Debentures (CCP-4, CCP-5 and CCP-6) activity for the years ended January 31, 2007 and 2006 was as follows:

	CCP-4	CCP-5	CCP-6	Total

Convertible Dentures - notional amount at inception	$530,580	$550,000	$—	$1,080,580
Adjustment for Single Compound
Embedded Derivative with the Convertible Debenture	(370,601)	(550,000)		(920,601)
Amortization of discount	11,338	22,962		34,300
Convertible Debentures - January 31, 2006	171,317	22,962	—	194,279
Issuance of debt			550,000	550,000
Adjustment for Single Compound
Embedded Derivative with the Convertible Debenture			(356,946)	(356,946)
Amortization of discount	140,674	241,993,	138,440	521,107
Convertible Debentures - January 31, 2007	$311,991	$264,955	$331,494	$908,440

For the years ended January 31, 2007 and 2006, the amortization of unamortized discount on the Convertible Debentures (CCP-4, CCP-5 and CCP-6) was $521,107 and $34,300, respectively, which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the year ended January 31, 2007:

	CCP-4	CCP-5	CCP-6	Total

Balance - January 31, 2006	$452,221	$457,257	$—	$909,478
Additions			356,946	356,946
Mark-to-market	(306,747)	(309,408)	(350,667)	(966,822)
Balance - January 31, 2007	145,474	147,849	6,279	299,602

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the year ended January 31, 2007.

	CCP-4	CCP-5	Total

Balance - January 31, 2006	$752,441	$779,981	$1,532,422
Additions			—
Mark-to-market	(323,696)	(335,544)	(659,240)
Balance - January 31, 2007	$428,745	$444,437	$873,182

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Lee Balak surrendered ownership of 4,000,000 shares of Power Technology common stock during the year ended January 31, 2006 to settle a potential claim.

During the year ended January 31, 2007, Power Technology issued 120,000 shares of common stock to directors

Bryson Farrill and H.P. Pomrehn in payment of their fees, the shares were valued at $18,000.

During the year ended January 31, 2007, 4,000,000 stock options were issued to directors M. Julian and R. Magyar for an aggregate price of $200,000. These options expired before being exercised.

During December 2006, Power Technology borrowed $10,500 from its chief executive officer. This loan is non-interest bearing and is due on demand.

NOTE 7 - INCOME TAXES

Power Technology uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, Power Technology incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,693,000 at January 31, 2007, and will expire in the years 2016 through 2025.

The utilization of the net operating loss carry-forward is limited under Section 382 of the Internal Revenue Code due to the change in control of Power Technology. At January 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets

Net operating losses	$3,743,000
Less: valuation allowances	(3,743,000)
Net deferred tax asset	$—

NOTE 8 - STOCKHOLDERS' EQUITY

On February 22, 2007, Power Technology increased the number of authorized shares of common stock to 750,000,000.

During the year ended January 31, 2007, Power Technology issued 1,200,000 shares of common stock for services rendered with a value of $72,000

During the year ended January 31, 2007, a warrant holder exercised 1,500,000 warrants for an aggregate price of $90,000.

During the year ended January 31, 2007, an option holder exercised 5,000,000 options for an aggregate price of $300,000.

During the year ended January 31, 2007, Power Technology issued 120,000 shares of common stock to directors in payment of their fees, the shares were valued at $18,000.

During the year ended January 31, 2007 Power Technology issued 6,075,949 shares of common stock for the purchase of the assets of Sentry Power LLC valued at $960,000.

At January 31, 2007 Power Technology had a stock payable of $191,166, recorded for the accrual of 606,667 common shares valued at $127,966 to be issued to Power Technology's president under his employment agreement.

During the year ended January 31, 2006, Power Technology issued common shares as follows:

-    9,064,000 shares to unrelated parties for consulting services valued at $684,818

-    1,251,000 issued to officers and directors of Power Technology for services valued at $82,077

-    3,000,000 shares for exercise of warrants for cash of $113,000

NOTE 9 - OPTIONS AND WARRANTS

Stock options

Power Technology issued 1,000,000 options to an employee on November 30, 2004 with an exercise price of $0.005. All of these options are exercisable as of January 31, 2007.

Power Technology issued 4,000,000 options to two employees as of May 1, 2006. The exercise price is $0.1216 per share. Power Technology used the Black-Scholes method to value these options assuming the contract life, with a 78% volatility, no dividends and 5.24% risk free borrowing. Power Technology recorded a $200,000 expense for these options. These options have expired on October 31, 2006.

During the year ended January 31, 2007 Power Technology issued 5,000,000 options to a consultant with an exercise price of $0.06 per share. The options expire on February 27, 2007. Power Technology used the Black-Scholes method to value these options with 100% volatility and 4% risk free borrowing. Power Technology recorded a $100,000 expense for these options. The consultant has exercised 5,000,000 options at a price of $0.06 per option.

Activity of options during the years ended January 31, 2007 and 2006 is as follows:

	2007		2006
	Options	Weighted Average Share Price	Options	Weighted Average Share Price

Outstanding at beginning of year	1,000,000	$0.050	1,000,000	$0.050
Granted	9,000,000	0.090
Exercised	(5,000,000)	0.060
Forfieted	(4,000,000)	0.122	—	—
Outstanding at end of year	1,000,000	$0.050	1,000,000	$0.050

Warrants

Warrants issued by Power Technology are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the year ended January 31, 2007 and 2006 is as follows:

	2007		2006
	Options	Weighted Average Share Price	Options	Weighted Average Share Price

Outstanding at beginning of year	1,500,000	$0.060	13,240,000	$0.120
Granted	20,094,875	0.078	1,750,000	0.040
Exercised	(1,500,000)	0.060	(3,000,000)	0.040
Forfieted	—	—	(10,490,000)	0.000
Outstanding at end of year	20,094,875	$0.078	1,500,000	$0.060

The weighted average fair value of the warrants granted during the years ended January 31, 2007 and 2006 was $0.03 and $0.04, respectively. The estimated fair value was determined by using the Black-Scholes option-pricing model assuming a life of warrants; volatility of 78-100% and 166%; no dividends and a risk free rate of 4.4%-5.2% and 1.5%, respectively.

Warrants outstanding and exercisable as of October 31, 2006:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life	Shares
$0.078	20,094,875	1.583	20,094,875

NOTE 10 - ACQUISITION

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

Goodwill was tested at January 31, 2007 for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets." Power Technology determined that the goodwill was fully impaired at January 31, 2007 due to negative cash flow of SPT since the acquisition and expected to continue in the near future.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of each period, are as follows:

	Year Ended January 31,
	2007	2006
Revenue	$25,712	$74,427

Net Income	$(884,063)	$(3,640,671)

Net income (loss) per common share	$0.01	$(0.01)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On April 11, 2006, Power Technology's wholly owned subsidiary, Sentry Power Technology, Inc. (“SPT”) and Power Technology entered into an Asset Purchase Agreement with Sentry Power, LLC (“Sentry”). SPT, acquired the assets of Sentry for a total purchase price of $1,195,000 paid at closing by issuing $960,000 worth of Power Technology's restricted common stock. Additionally, SPT assumed $235,000 in debt owed by Sentry to CSI Business Finance, Inc. (“CSI”).

With regard to the debt, SPT will assume the debt to CSI and will execute a new security agreement and Power Technology will guarantee the note. At closing, Power Technology will execute a stock pledge agreement granting CSI a first lien on all capital stock or other interest of SPT which Power Technology holds. Power Technology's agreement to guarantee the debt is conditioned upon and subject to the terms and conditions of a Guaranty Stock Pledge Agreement (the “Stock Pledge Agreement”) to be entered into at closing between Sentry and Power Technology which will provide for Sentry to pledge as collateral for the Stock Pledge Agreement an amount equal to $250,000 of the Power Shares.

Lease Commitment -

Power Technology leases office facilities in Austin, Texas under an operating lease agreement which commenced on April 1, 2007 and expires September 30, 2007. The lease agreement requires monthly payments of $690 per month.

Power Technology leases office facilities in Canada under an operating lease agreement which commenced on August 1, 2006 and expires July 31, 2009. The lease agreement requires future monthly payments of $2,951 per month. Future minimum lease payments are as follows:

Year	Amount

2007	$35,412
2008	35,412
2009	20,657
Total	$91,481

Total rental expense in 2007 and was $35,307 and $1,443, respectively. Power Technology does not have any capital leases or other operating lease commitments.

NOTE 13 - SUBSEQUENT EVENTS

During the year ended January 31, 2007, following the execution of the Asset Purchase Agreement, disagreements arose between Power Technology and SPT on one hand and Mike Julian and Sentry LLC on the other hand concerning certain matters relating to the CSI Note, the Assignment and Assumption, the Asset Purchase Agreement, the Mike Julian Employment Agreement, the Stock Pledge Agreement and the related transactions. On May 10, 2007, Power Technology, SPT, Mike Julian and Sentry executed a Mutual Release (the “Sentry Release”) concerning those claims. Pursuant to the Sentry Release, Mike Julian resigned as Vice President/Director of Operations of SPT and acknowledges that he is not entitled to be paid any further sums as salary or reimbursement of expenses pursuant to the Employment Agreement. Mike Julian and Sentry released Power Technology and SPT from and with respect to any and all claims Julian or Sentry has had or may have, arising out of or in any way connected with the CSI Loan, the Assignment, the Asset Purchase Agreement, the Employment Agreement, and the Stock Pledge Agreement. Sentry agreed to execute and executed a Stock Pledge Agreement between Sentry and CSI (the “Sentry-CSI Stock Pledge”) Pursuant the Sentry-CSI Stock Pledge, Sentry pledged to and delivered to CSI, in negotiable format, its 6,075,949 shares of common stock of Power Technology for the payment of the obligations of Power Technology under the Secured Promissory Note dated April 7, 2006 (the “CSI Note”) issued in favor of Pledgee by Sentry pursuant to which Power Technology, as successor-in-interest to Sentry LLC, has promised to pay the principal sum of $235,000 and the obligations of Power Technology under the Secured Promissory Note dated January 31, 2007 (the “PWTC-CSI Note”) issued in favor of CSI, pursuant to which Power Technology promised to pay the principal sum of $165,000 to CSI. Pursuant to the Sentry-CSI Stock Pledge, CSI shall have the right to sell all or any portion of the Pledged Stock at any time at any price in its sole discretion for the purpose of paying principal or interest when due under either or both of the CSI Note or the PWTC-CSI Note. Power Technology and PTI released Mike Julian and Sentry from and with respect to any and all Power Technology and PTI have had or may have, arising out of or in any way connected with the CSI Loan, the Assignment, the Asset Purchase Agreement, the Employment Agreement, and the Stock Pledge Agreement. On May 10, 2007, Power Technology, SPT, and Robert Magyar executed a Mutual Release (the “Sentry Release”) concerning any and all claims they had or may have against each other arising out of or in any way connected with the CSI Loan and the Asset Purchase Agreement. On May 10, 2007 Power Technology and SPT executed an Amendment to the May 1, 2006 Employment Agreement of Robert Magyar pursuant to which Robert Magyar released, waive and forever relinquish any and all claims he may have to the 6,075,949 shares of common stock.  Power Technology agreed to issue to Robert Magyar 500,000 restricted shares of common stock.

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

On March 11, 2005, the Company executed an engagement letter to Malone & Bailey, PC., located at 2925 Briarpark, Suite 930, Houston, TX 77042 to audit the consolidated financial ending. The Board of Directors approved the appointment of Malone & Bailey, PC on May 10, 2005. On March 10, 2007, the Company executed an engagement letter to Malone & Bailey, PC. to audit the consolidated financial statements of the Company for its fiscal year ended January 31, 2007, and the related statements of income, stockholders' equity, and cash flows for the year then ending. During the two most recent fiscal years or any subsequent interim period, the new independent registered accounting statements of the Company for its fiscal year ended January 31, 2005, and the related statements of income, stockholders' equity, and cash flows for the year then firm had not previously been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with the firm regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or any reportable event prior to March 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Bernard J. Walter, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective due to the significant adjustments from the auditors related to the goodwill impairment and the derivative liability. He has evaluated these controls and procedures as of January 31, 2007. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our Directors and executive officers as of January 31, 2007.

Name	Age	Position
Bernard J. Walter	59	Director, President, Secretary and Treasurer
F. Bryson Farrill	79	Director
Thomas J. Hopwood	61	Director
Joey Jung	34	Vice President and Chief Technology Officer

Bernard J. Walter, Director, Chairman of the Board, President and CEO

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

F. Bryson Farrill - Director

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

Thomas J. Hopwood -Director

Mr. Hopwood-is the owner and founder of Executive Advice and since 1994, he has provided strategic and tactical consulting services to global and regional marketing companies in the USA and United Kingdom. Mr. Hopwood has extensive consulting experience with global trading companies and with a major Public Utility company. From 1982 to 1994 Mr. Hopwood was employed by Continental Emsco Co., the Drilling Equipment Division of LTV Energy Products. He served as Executive Vice President of Continental Emsco Co. and was responsible for developing and marketing new products while building sales and manufacturing alliances in China. Mr. Hopwood also served as Product Manager of various product groups for International

Harvester Company, by whom he was employed from 1969 through 1982. Mr. Hopwood graduated in 1969 from Monmouth College, West Long Branch, New Jersey with a BA degree in History.

Joey Jung - Vice President and Chief Technology Officer

Mr. Jung became Chief Technology Officer of Power Technology on November 21, 2004. From June of 2000 to November 2004, he was employed as a Senior Research Scientist specializing in battery and fuel cell technology by Vizon SciTec Inc. (formerly BC Research Inc.) in Vancouver, Canada. From 1997 through 2000 he was employed as a Graduate Research Assistant in the Chemical Engineering Department at the University of British Columbia in Vancouver, Canada. From 1995 to 1996, he was the lead teaching assistant of the Department of Chemical Engineering, Chinese Culture University, Taipei, Taiwan. Mr. Jung graduated from Chinese Culture University with a B.Sc. degree in chemical engineering specialized in 1994, and in 2000 graduated from the University of British Columbia with a M.A.Sc. degree in Chemical Engineering specializing in electrochemical engineering. Mr. Jung is fluent in English, and in both the Mandarin and Cantonese Chinese dialects. On October 30, 2004, Power Technology entered into an employment agreement with Mr. Jung to retain Mr. Jung as an executive through November 21, 2006. On February 26, 2007, we executed an Employment Agreement with Joey Jung to retain Mr. Jung as an executive through November 30, 2008. Mr. Jung is a co-inventor of Power Technology's battery technology and is primarily responsible for Power Technology's research and product development.

BOARD OF DIRECTORS AND ITS COMMITTEES

During the fiscal year ended January 31, 2007 the Board of Directors had one meeting in person and 12 telephonic meetings. The Board of Directors took action at Board meetings or by unanimous written consent 12 times during that period. Mr. Walter is our only Director who is also an Officer. Our Board of Directors currently has an Audit Committee which is comprised of independent directors Thomas J Hopwood and F. Bryson Farrill and a Stock Plan Committee which is comprised of Bernard J. Walter and independent director Thomas J Hopwood. The Audit Committee does not have a designated Financial Expert.

Security Holders Recommendations to Board of Directors

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Bernard J. Walter, at our executive offices, 7101 Highway 71 WEST, Suite 200, Austin, Texas 78735. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Walter collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Walter will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Walter will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

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

Based on its review of the copies of such forms received by it, the Company believes that during the year ended January 31, 2007, all such filing requirements applicable to its officers and directors and any ten percent holder were complied with, except that Mr. Lee A. Balak, Mr. F. Bryson Farrill, Mr. Hugo P. Pomrehn, Mr. Bernard J Walter and Mr. Joey Jung were each late in the filing of a Form 3 or Form 4 report during the fiscal year ended January 31, 2007.

CODE OF ETHICS

Effective February 23, 2006, the Board of Directors adopted a Code of Ethics for our directors, officers and employees. A copy of our Code of Ethics was as Exhibit 14.1 to our Form 10-KSB. filed with the SEC on June 6, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended January 31, 2007. No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year Ending (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Bernard J. Walter, (1) Chairman, CEO and President	2007 2006	$128,000(3) $133,713	0	$ 127,966(5) $62,020 (6)	0 0	0 0	0 0	0	$255,966 $195,733
Joey Jung (2) Vice President and Chief Technology Officer	2007 2006	$60,185(4) $77,952	0 0	0 0	0 $0	0 0	0 0	0 0	$60,185

Notes to Summary Compensation Table:

(1)
Mr. Walter became Chairman of our Board of Directors, President and Chief Executive Officer effective July 1, 2004. Mr. Walter entered into an employment agreement with the Company in July of 2004 which provides for a base salary for 2004 of $90,000, $120,000 for 2005, and $180,000 per annum for 2006 through 2009.

(2)	Mr. Jung was appointed Vice President and Chief Technology Officer in November 2004. Mr Jung entered into an employment agreement through November 21, 2006. which calls for a base salary of $68,525 per year with an annual increase of no less than 10% of Base Salary each year of employment On February 26, 2007, we executed an Employment Agreement with Mr Jung to retain Mr. Jung through November 30, 2008. We agreed to pay Mr. Jung $120,000 (Canadian) (base Salary) which at current conversion rate is US$ 108,384 from December 1, 2006 through November 30, 2007 and $132,000 (Canadian) which at current conversion rate is US$ 119,233 (base Salary) from December 1, 2007 through November 30, 2008.
(3)	Does not include $64,000 which was due but not paid.
(4)	Does not include $24,173 which was due but not paid.
(5)
Mr. Walter was entitled to receive 1,126,698 shares of our restricted common stock as compensation for the fiscal year ended January 31, 2007, which were valued at $127,966 which was the fair market value of free trading share as of the date upon which Mr. Water was entitled to have the shares issued. These shares have not been issued to Mr. Walter.

(6)
Mr. Walter received 721,165 shares of our restricted common stock as compensation for the fiscal year ended January 31, 2006, which were valued at $62,020 which was the fair market value of free trading share as of the date of issuance.

EMPLOYMENT AGREEMENTS

We entered into an Employment Agreement with Mr. Bernard J. Walter effective July 1, 2004, which terminates on December 31, 2009, and may be extended by Power Technology annually thereafter. The Employment Agreement with Mr. Walter provides for a base salary for 2004 of $90,000, $120,000 for 2005, and $180,000 per annum for 2006 through 2009, with annual increases of five per cent or greater if set by the compensation committee of Power Technology. The Employment Agreement with Mr. Walter also provides for incentive bonuses based upon performance criteria to be determined at the beginning of each year for each applicable annual period by the compensation committee. Mr. Walter became entitled to receive 7.5% of the outstanding shares of Power Technology. His shares of common stock are to be non-dilutive and are not subject to any reverse stock split of the common stock of Power Technology. As of January 31, 2007, Mr. Walter owned 10,162,180, shares of the restricted common stock of Power Technology which were restricted from sale for a period of three years from July 1, 2004. Mr. Walter was entitled to be issued 1,094,266 additional shares of restricted common stock pursuant to his Employment Agreement but those shares have not yet been issued. The Employment Agreement also has customary provisions regarding an automobile allowance, participation in benefits plans, life insurance and other terms.

On October 30, 2004, Power Technology entered into an employment agreement with Joey Jung to retain him as an executive through November 21, 2006. Pursuant to the terms of the Employment Agreement, we agreed to pay Mr. Jung $68,525 as a base salary and to increase his pay by no less than 10% of Base Salary each year of employment. Mr. Jung was granted a stock option to acquire 1,000, shares of our common stock at a price of one half of one cent, $0.005. On February 26, 2007, we executed an Employment Agreement with Joey Jung to retain Mr. Jung as an executive through November 30, 2008. We agreed to pay Mr. Jung $120,000 (Canadian) (base Salary) from December 1, 2006 through November 30, 2007 and $132,000 (Canadian) (base Salary) from December 1, 2007 through November 30, 2008 and to increase his pay by no less than 10% of Base Salary each year of employment. On April 2, 2007, upon the effectiveness of the filing of the Form S-8 Registration Statement for the Company’s 2007 Stock Option, SAR, and Stock Bonus Plan, Mr. Jung was entitled to a stock option to acquire 1,000,000 shares of our common stock at a price of one half of one cent, (US $0.005) per share, pursuant to the terms of the Plan.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (e)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
Bernard J. Walter	0	0	0	0	0	0	0	0	0
Joey Jung	100,000 450,000 450,000 1,000,000	0 0 0 0	0 0 0 0	$.005 $.005 $.005 $.005	11/22/2009 11/26/2009 11/26/2009 11/26/2009	0 0 0 0		0 0 0 0	0 0 0 0

DIRECTOR COMPENSATION

For the year ending January 31, 2007, the Board of Directors approved compensation of $9,000 cash to independent board members Hugo Pomrehn and Thomas J. Hopwood, each of whom served as a director for six months and compensation of $18,000 cash to independent board member F. Bryson Farrill for his services for the year ending January 31, 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
F. Bryson Farrill	27,00	9,000	0	0	0	0	36,000
Hugo Pomrehn	9,000	9,000	0	0	0	0	18,000
Thomas J Hopwood	18,000	9,000	0	0	0	0	18,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information at May 1, 2007 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 1, 2007, we had 160,861,563 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Number of Shares of Class Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Common Stock	Bernard J. Walter Chairman, President and CEO 109 North Post Oak Lane Suite 422 Houston, Texas 77024	12,303,327 (2)	7.5%
Common Stock	F. Bryson Farrill Director 77 Verplank Avenue Stanford, Connecticut 06902	1,596,500(3)	0.97%
Common Stock	Thomas J. Hopwood Director 8 Greenway Plaza Ste # 614 Houston, Texas 77046	445,833 (4)	0.290%
Common Stock	Joey Jung Vice President/Technology 6685 Berkeley Street Vancouver, B.C. V5S 2J5 Canada	2,150,000 (5)	0.153%
Common Stock	All Officers and Directors as a group (total of 4)	16,723,077 (6)	10.85%
Common Stock	Lee A. Balak 15 Ocean View Road Lions Bay, BC V0N 2E0 Canada	23,157,483	14.30%
Common Stock	Cornell Capital Partners, L.P. 101 Hudson Street Suite 3700 Jersey City, New Jersey 07302	171,473,985. (7)	52.34%

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

(2)	Includes 2,141,147shares to which Mr. Walter is entitled to be issued to him pursuant to his Employment Agreement but which have not yet been issued.
(3)	Includes 112,500 shares to which Mr. Farrill is entitled to be issued to him as Director’s compensation but which have not yet been issued.
(4)	Includes 112,500 shares to which Mr. Hopwood is entitled to be issued to him as Director’s compensation but which have not yet been issued.
(5)	Includes 2,000,000 options to purchase shares of our common stock.
(6)
Includes 2,141,147shares to which Mr. Walter is entitled to be issued to him pursuant to his Employment Agreement but which have not yet been issued, 112,500 shares to which Mr. Farrill is entitled to be issued to him as Director’s compensation but which have not yet been issued, 112,500 shares to which Hopwood is entitled to be issued to him as Director’s compensation but which have not yet been issued and Mr, Jung’s 2,000,000 options to purchase shares of our common stock .

(7)
Includes 20,904,875 shares of our common stock underling warrants, and 144,827,443 shares of our common stock underlying convertible debentures held by Cornell Capital Partners, L.P. The Debenture provide that the number of shares of our common stock that may be issued by us or acquired by Cornell upon conversion of the Debenture shall not exceed 4.99% of the total number of the issued and outstanding shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last Fiscal Year, or in any proposed transaction to which we propose to be a party:

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

During the year ended January 31, 2007, Hugo P. Pomrehn, a former director, was issued 60,000 shares of the restricted common stock of Power Technology and was paid $9,000 cash, as director's fees.

During the year ended January 31, 2007, F. Bryson Farrill a director, was issued 60,000 shares of the restricted common stock of Power Technology and was paid $9,000 cash, as director's fees.

During the year ended January 31, 2007, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of Power Technology, pursuant to an Employment Agreement, received stock grants and was entitled to be issued 1,094,266 shares of our restricted common stock. These shares are restricted from sale for a period of three years from July 1, 2004 and are to be non-dilutive and are not subject to any reverse stock split of the common stock of Power Technology.

On April 20, 2006, Hugo P. Pomrehn, who was at that time one of our directors, exercised a warrant and purchased, at $0.06 per share, 500,000 shares of restricted common stock of Power Technology.

On December 12, 2006, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of the Company loaned the Company $3,000. The loan was unsecured, due on demand, and bears no interest.

On December 15, 2006, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of the Company loaned the Company $1,500. The loan was unsecured, due on demand, and bears no interest.

On December 15, 2006, Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of the Company loaned the Company $ 6,000. The loan was unsecured, due on demand, and bears no interest.

On January 31, 2007, we executed a Secured Promissory Note with CSI Business Finance, Inc. (“CSI”) in the amount of $165,000. The Note matures on June 30, 2007. Bernard J. Walter, a Director, the Chief Executive Officer, President, Treasurer and Secretary of the Company, executed a Stock Pledge Agreement with CSI pursuant to which he pledged 9,971,604 shares of our common stock held by him to secure payment of the loan.

Director Independence

Two of our Board of Directors are independent Directors pursuant to the standards applicable to Regulation S-B. Mr. Farrill and Mr. Hopwood are the independent Board members

ITEM 13. EXHIBITS.

10.1	Employment Agreement with Bernard J. Walter dated July 1, 2004 (Incorporated herein by reference to our Form 8-K filing on July 13, 2004)

10.2	Employment Agreement with Joey Jung dated October 30, 2004 (incorporate herein by reference to our Form 10-QSB for the period ending October 31, 2004 filed on December 21, 2005)

10.3	Consulting Services Contract with Trilogy and Associates, Inc. dated February 25, 2004 (Filed as Exhibit 99 to the Issuer’s Form S-8 filing on March 1, 2004 and incorporated herein by reference)

10.4	Agreement with Clearvision, Inc. dated February 1, 2005 (filed as Exhibit 10.4 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.5	Addendum to Consulting Agreement with SeaWay Trading, Inc. dated June 11, 2004 (filed as Exhibit 10.5 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.6	Agreement with SeaWay Trading, Inc. dated August 18, 2004 (filed as Exhibit 10.6 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.7	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.7 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.8	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.8 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.9	Employment Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.9 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.10	Consulting Services Agreement with Timothy J. Connolly dated January 1, 2006 (filed as Exhibit 10.10 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.11	Consulting Services Agreement Amendment with Timothy J. Connolly dated February 10, 2006 (filed as Exhibit 10.11 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.12	Asset Purchase Agreement dated April 11, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 8, 2006.)

10.13	Assignment, Assumption, Modification and Extension of Promissory Note with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 22, 2006.)

10.14	Lock-Up and Redemption Agreement with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.2 to our Form 8-K filing on May 22, 2006.)

10.15	Consulting Services Agreement with Timothy J. Connolly dated February 23, 2007 (filed herewith)

10.16	Consulting Services Agreement with Princeton Research, Inc. dated April 9, 2007 (filed herewith)

10.17	CSI Business Finance, Inc. Note Extension letter agreement dated May 15, 2007 (filed as Exhibit 10.1 to our Form 8K filing on May 18, 2007)

14.1	Code of Ethics (filed as Exhibit 14.1 to our Form 10KSB for the fiscal year ending January 31, 2006.)

23.1	Consent of Malone & Bailey, PC.

31.1
Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Stock Option with Timothy Connolly dated February 21, 2006 (filed as Exhibit 10.11 to our Form 10KSB for the fiscal year ending January 31, 2006)

99.2	Stock Option with Timothy Connolly dated February 21, 2007 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Malone & Bailey, P.C. for the audit of our annual financial statements for fiscal year 2007 and fiscal year 2006 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Malone & Bailey, P.C. for fiscal years 2007 and 2006.

	2007	2006
Audit fees	$40,900	$22,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$40,900	$22,500

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 2007.

Power Technology, Inc.

/s/ Bernard J. Walter

By: Bernard J. Walter
Director, President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard J. Walter	Director, President, Chief Executive Officer,	June 11, 2007
Bernard J. Walter	Chief Financial Officer,
Principal Financial Officer and Treasurer

/s/ Thomas J. Hopwood	Director	June 11, 2007
Thomas J Hopwood

/s/ F. Bryson Farrill	Director	June 11, 2007
F. Bryson Farrill