Form 10QSB
period 2007-04-30
POWER TECHNOLOGY INC/CN
filed 2007-06-19
CIK 1066978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: April 30, 2007

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24857

POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0395816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7101 HIGHWAY 71 WEST, SUITE 200 AUSTIN, TX 78735
(Address of principal executive offices, including zip code)

512.288.8528
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

On June 11, 2007, there were 161,903,230 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

i

PART I  FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS.

	April 30,	January 31,
	2007	2007
		(Restated)
Assets
Current assets:
Cash and equivalents	$7,374	$80,649
Accounts receivable	1,372	1,372
Inventory	144,563	144,563
Other current assets	3,022	19,606
Total current assets	156,331	246,190

Fixed assets, net of accumulated depreciation of $71,101 and $62,254	135,945	142,266
Deposits	2,708	2,708
Deferred financing fees	43,377	58,336

Total assets	$338,361	$449,500

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$766,690	$714,612
Short-term debt	449,000	366,000
Short-term debt - related party	-	10,500
Derivative liability	1,164,227	1,733,570

Total current liabilities	2,379,917	2,824,682

Convertible debentures net of discount	998,510	908,440

Total liabilities	3,378,427	3,733,122

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares
authorized, 157,736,563 and 149,391,694 shares
issued and outstanding	157,736	149,391
Additional paid-in capital	14,263,785	13,808,744
Accumulated deficit	(17,458,691)	(17,238,861)
Other comprehensive loss	(2,896)	(2,896)

Total stockholders' deficit	(3,040,066)	(3,283,622)

Total liabilities and stockholders' deficit	$338,361	$449,500

	For the three months ended
	April 30,
	2007	2006

Sales	$339	$-

Cost of goods sold	-	-

Gross profit	339	-

Expenses:
General administrative expenses	191,036	230,447
Research & development	93,881	40,432
Consulting fees	190,953	222,000
Depreciation and amortization	8,846	309
Total operating expense	484,716	493,188

Net operating loss	(484,377)	(493,188)

Other income (expense)
Interest income	2	2,948
Interest expense	(245,166)	(103,996)
Financing fees	(15,000)	(50,626)
Net change in fair value of derivative liabilities	524,711	(2,093,752)
Total other income (expense)	264,547	(2,245,426)

Net loss	$(219,830)	$(2,738,614)

Other comprehensive income-foreign currency translation	-	306

Total comprehensive loss	$(219,830)	$(2,738,308)

Weighted average number of
common shares outstanding-basic and fully diluted	147,836,547	135,042,862

Net loss per share-basic and fully diluted	$(0.00)	$(0.02)

	For the three months ended
	April 30
	2007	2006

Cash flows from operating activities
Net loss	$(219,830)	$(2,738,614)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	8,846	309
Amortization of debt discount	215,070	103,996
Amortization of deferred financing cost	14,959	13,226
Net change in fair value of derivative liabilities	(524,711)	2,093,752
Share-based compensation	279,428	275,133
Changes in operating assets and liabilities:
Prepaid expense	16,584	1,278
Accounts payable and accrued expenses	66,404	44,592

Net cash used by operating activities	(143,250)	(206,328)

Cash flows from investing activities
Purchase of equipment	(2,525)	(122,175)

Net cash used by investing activities	(2,525)	(122,175)

Cash flows from financing activities
Proceeds from convertible debentures	90,000	550,000
Payment of deferred financing costs	(17,500)	(55,000)
Issuance of common stock	-	292,000

Net cash provided by financing activities	72,500	787,000

Effect of exchange rate changes on cash	-	306

Net increase (decrease) in cash	(73,275)	458,803

Cash and equivalents-beginning	80,649	180,583

Cash and equivalents-ending	$7,374	$639,386

Supplemental disclosures
Interest paid	$9,718	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities
Discount on debt from derivatives	$-	$301,946
Common stock issued for debt	$125,000	$-
Common stock issued for payables	$65,826	$-
Reduction in derivative liability from extinguishment of debt	$51,500	$-

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

These consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Power Technology for the year ended January 31, 2007 and notes thereto included in Power Technology's 10-KSB annual report. Power Technology follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

With the acquisition of the assets of Sentry Power Systems, LLC, Power Technology is no longer considered a development stage company as of May 16, 2006.

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $17,458,691 during the period from June 3, 1996 (inception) to April 30, 2007. In addition, Power Technology’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

NOTE 2 - Debt

Convertible Debentures-

The Convertible Debentures (CCP-4, CCP-5 and CCP-6) balances at April 30, 2007 as adjusted:

	CCP-4	CCP-5	CCP-6	Total

Convertible Debentures - January 31, 2007	$311,991	$264,955	$331,494	$908,440
Principal payment	(125,000)		-	(125,000)
			-	-
Amortization of discount	100,696	70,769	43,605	215,070

Convertible Debentures - April 30, 2007	$287,687	$335,724	$375,099	$998,510

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

For the three months ended April 30, 2007, the amortization of unamortized discount on the Convertible Debentures (CCP-4, CCP-5 and CCP-6) was $215,070 which has been classified as interest expense in the accompanying consolidated statements of operations.

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the three months ended April 30, 2007:

	CCP-4	CCP-5	CCP-6	Total

Balance - January 31, 2007 (restated)	$189,439	$188,454	$202,602	$580,495
Extinguishment of debt	(44,630)		-	(44,630)
Mark-to-market	(21,989)	(64,726)	9,784	(76,931)
Balance - April 30, 2007	122,820	123,728	212,386	458,934

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended April 30, 2007:

	CCP-4	CCP-5	Total

Balance - January 31, 2007 (restated)	$566,176	$586,899	$1,153,075
			-
Mark-to-market	(219,867)	(227,915)	(447,782)
Balance - April 30, 2007	$346,309	$358,984	$705,293

NOTE 3 - Stockholders' Equity

During the three months April 30, 2007, Power Technology issued 4,202,586 shares for payment of principal on Note CCP-4. The shares were valued at $125,000.

During the three months April 30, 2007, Power Technology issued 666,666 shares for payment of accrued directors' fees. The shares were valued at $36,000.

During the three months April 30, 2007, Power Technology issued 1,771,184 shares for services. The shares were valued at $79,703.

During the three months April 30, 2007, Power Technology issued 1,704,433 shares for payment of accrued expenses. The shares were valued at $75,826.

At April 30, 2007, Power Technology had a stock payable of $123,789, recorded for the accrual of 1,861,783 common shares to be issued to Power Technology’s president under his employment agreement.

During the three months ended April 30, 2006, Power Technology issued 1,200,000 shares of common stock for services rendered with a value of $72,000

During the three months ended April 30, 2006, a warrant holder exercised 1,500,000 warrants for an aggregate price of $90,000.

During the three months ended April 30, 2006, an option holder exercised 3,366,667 options for an aggregate price of $202,000.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 -Warrants and Options

Warrants

Warrants issued by Power Technology are valued on the date of grant using the Black-Scholes pricing model using certain assumptions.

Activity of warrants during the three months ended April 30, 2007 and 2006 is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Warrants	Share Price	Warrants	Share Price

Outstanding at beginning of period	20,094,875	$0.078	1,500,000	$0.060
Granted	-	-	20,094,875	0.078
Exercised	-	-	(1,500,000)	0.060
Forfeited	-	-	-	-
Outstanding at end of period	20,094,875	$0.078	20,094,875	$0.078

The weighted average fair value of the warrants granted during the three months ended April 30, 2007 was $0.078. The estimated fair value was determined by using the Black-Scholes option-pricing model assuming a life of 5 years, volatility of 100%, no dividends and a risk free rate of 4.4%.

Warrants outstanding and exercisable as of April 30, 2007:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Shares	Life	Shares
$ 0.078	20,094,875	0.853	20,094,875

Stock options

Power Technology granted 1,000,000 options to an employee at April 2, 2007 with an exercise price of $0.005. The fair value of the options granted to the director was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 4.820%, expected life or two years, expected stock volatility of 148%, no expected dividends. A value of $50,000 was charged to research and development in the first quarter of fiscal 2008.

Power Technology granted 5,000,000 options to a consultant at April 2, 2007 with an exercise price of $0.04. The fair value of the options granted to the director was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 4.82%, expected life of one year, expected stock volatility of 148%, no expected dividends. A value of $150,000 was charged to expense in the first quarter of fiscal 2008.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Activity of warrants during the three months ended April 30, 2007 and 2006 is as follows:

	2007		2006
				Weighted
		Weighted		Average
		Average Option		Option
	Options	Price	Options	Price
Outstanding at beginning of period	1,000,000	$0.005	1,000,000	$0.005
Granted	6,000,000	0.034		-
Forfieted	-	-	-	-
Outstanding at end of period	7,000,000	$0.030	1,000,000	$0.005

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

The total purchase price was $1,195,000 which was paid by issuing 5,675,949 shares of our common stock valued at $896,800 (based on the closing price per share on the date immediately prior to the closing date) and by SPT assuming $235,000 in debt owed by Sentry to CSI Business Finance, Inc. as evidenced by a secured promissory note. An additional 400,000 shares of common stock valued at $63,200 were issued in September 2006 for the purchase.

The purchase price allocation based on the estimated fair values of the assets acquired at May 16, 2006 is as follows:

Accounts receivable	$3,266
Prepaid expenses	2,910
Property and equipment	9,017
Other assets	5,700
Goodwill	1,174,107
Total	$1,195,000

Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets." The entire amount of Goodwill was impaired as of January 31, 2007.

POWER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of the three months ended April 30, 2006 is as follows:

Three Months Ended
April 30, 2006

Revenue	$6,385

Net income (loss)	$813,934

Net income (loss) per common share	$0.01

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.
NOTE 6 - Restatement

In June 2007, Power Technology concluded that it was necessary to restate its financial results for the fiscal year ended January 31, 2007 to correct errors in the derivative liabilities as calculated by a third party specialist. Power Technology had previously recognized derivative liabilities of $1,172,784 as of January 31 2007. After further review, Power Technology has determined that the formulas in the valuation model used by the independent valuation expert to determine the estimated value of derivative liabilities were incorrect and thus understating the value of the derivative liabilities. As a result, Power Technology has obtained a revised valuation report and has increased the derivative liabilities to $1,733,570 at January 31, 2007. There is no impact on the financial information for the three months ended April 30, 2006.

As summary of the effects of this restatement as of January 31, 2007 is shown in the following table:

	As previously reported	As restated

Derivative liabilities	$1,172,784	$1,733,570
Total current liabilities	2,263,896	2,824,682
Total liabilities	3,172,336	3,733,122
Accumulated deficit	(16,678,075)	(17,238,861)
Total stockholders' deficit	(2,722,836)	(3,283,622)

NOTE 7 - Subsequent Event

On June 12, 2007, Power Technology amended the option agreement with a consultant to provide for the right to purchase up to 5,000,000 shares of our common stock exercisable at $0.0065 per share instead of $0.04 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

The following discussion of our plan of operations and financial condition should be read in connection with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Works such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Although our management believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of funding need for working capital.

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

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES. During the fiscal year ended January 31, 2007, we incurred material capital expenditures of $155,626 for the purchase of pilot plant machinery to manufacture Reticulated Vitreous Carbon foam (“RVC”); for the purchase of a double panel casting mold to cast a lead top frame and tab, a bottom, and two side frames on uncoated RVC foam plates; and for the purchase of machinery to apply lead tin plating to reticulated vitreous carbon plates. During the fiscal quarter ended April 30, 2007, we did not incur any material capital expenditures for office equipment, office furniture or other fixed assets.

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

LIQUIDITY

The following summary table presents comparative cash flows of the Company for the periods indicated:

FISCAL QUARTER ENDED APRIL 30,

	2007	2006

Net cash used by operating activities	$(143,250)	$(206,328)
Net cash used by investing activities	$(2,525)	$(122,175)
Net cash provided by financing activities	$72,500	$787,000

At January 31, 2007, we had $80,649 of cash. As of April 30, 2007, we had $7,374 of cash on hand.

At April 30, 2007, we had negative working capital of approximately $2,223,586, a loss from operations for the three months ended April 30, 2007 of $219,830 and an accumulated deficit of $17,458,691 since June 3, 1996, the date of our inception.

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

On March 8, 2007 Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $25,000 of the principal due and was issued 1,077,586 shares of our common stock. On April 18, 2007, Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $100,000 of the principal due and was issued 3,125,000 shares of our common stock. Subsequent to our April 30, 2007 fiscal quarter, on May 18, 2007, Cornell exercised its conversion rights under the December 22, 2005 Convertible Debenture relating to $100,000 of the principal due and is to be issued 4,166,667 shares of our common stock.

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

Share-Based Compensation

On February 1, 2006, Power Technology adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Power Technology adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The consolidated financial statements reflect the impact of adopting SFAS 123(R).

UNCERTAINTIES

GOING CONCERN

The consolidated financial statements are presented on the basis that Power Technology is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, there are conditions that raise substantial doubt about our ability to continue as a going concern.

At April 30, 2007, we had negative working capital of $2,223,586 a loss from operations for the three months ended April 30, 2007 of $219,830 and an accumulated deficit of $17,458,691.

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

Bernard J. Walter, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective for the period ending April 30, 2007 due to the significant adjustments from the auditors related to the goodwill impairment and the derivative liability. He has evaluated these controls and procedures as of April 30, 2007 and recommended changes to the audit committee. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

On May 7, 2007, Cosmo Barone (“Barone”) filed a civil action, CA No. 2007-05-090 against Sentry Power Systems, LLC, (“Sentry LLC”) Sentry Power Technology, Inc.(“Sentry Power”), Power Technology Inc. (“Power”) , Michael Julian, and Robert Magyar in the Court of Common Pleas of the State of Delaware in and for Newcastle County. Barone alleges that he performed services as a Technical Consultant for Sentry LLC during the period from September 2005 through October 2005 and that he is owed $5,750 for these services. Barone alleges that when Sentry Power acquired the assets of Sentry LLC in May of 2006, that Sentry Power assumed the liability to Barone. Barone has alleged that Sentry Power and Power are liable to him for breach of contract and pursuant to the doctrine of quantum meruit. Barone also seeks interest and attorney’s fees in an unspecified amount. The Company denies liability to Barone.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our quarter ended April 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In March 2007, we issued Thomas H. Hopwood, our director at the time, 333,333 shares of our common stock, valued at $18,000 as director's fees for the period from June 220 through December 2006.

In March 2007, we issued F. Bryson Farrill, our director, 333,333 shares of our common stock, valued at $18,000, as director's fees for the previous six months.

In April 2007 we issued Grandview Holdings Corp. 707,405 shares of our common stock, valued at $33,147.

In March 2007, we issued Cornell Capital Partners LP, 1,077,586 shares of our common stock, valued at $25,000 as a conversion of principal under the terms of our Secured Convertible Debenture No. CCP-4, dated December 22, 2005.

In April 2007, we issued Cornell Capital Partners LP, 3,125,000 shares of our common stock, valued at $100,000 as a conversion of principal under the terms of our Secured Convertible Debenture No. CCP-4, dated December 22, 2005.

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

Additionally, at the Special Meeting of Shareholders held February 22, 2007, our shareholders approved and ratified the issuance of the 49,391,694 excess shares issued by us since July 29, 2004, as approved by a shareholder vote of:

116,138,754	VOTES FOR
3,411,806	VOTES AGAINST
1,250,274	ABSTAIN

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Asset Purchase Agreement dated April 11, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 8, 2006.)

10.2	Assignment, Assumption, Modification and Extension of Promissory Note with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 22, 2006.)

10.3	Lock-Up and Redemption Agreement with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.2 to our Form 8-K filing on May 22, 2006.)

10.4	Consulting Services Agreement with Timothy J. Connolly dated February 23, 2007 (filed as Exhibit 10.15 to our Form 10-KSB filing on June 11, 2007

10.5	Consulting Services Agreement with Princeton Research, Inc. dated April 9, 2007 (filed as Exhibit 10.16 to our Form 10-KSB filing on June 11, 2007)

10.6	CSI Business Finance, Inc. Note Extension letter agreement dated May 15, 2007 (filed as Exhibit 10.1 to our Form 8K filing on May 18, 2007)
.

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

POWER TECHNOLOGY, INC.

Date: June 19, 2007	By:	/s/ Bernard J. Walter

Bernard J. Walter President Chief Executive Officer and Principal Financial Officer