Form 10QSB/A
period 2006-07-31
POWER TECHNOLOGY INC/CN
filed 2007-07-03
CIK 1066978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
AMENDMENT NO. 1

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

7101 Highway 71 West, Suite 200
Austin, Texas 78735
(Address of principal executive offices, including zip code)

(512) 288-8528
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

EXPLANATORY NOTE

The only changes in this Form 10-QSB/A for the quarterly period ended July 31, 2006 from the Form 10-QSB filed by the Issuer for the quarterly period ended July 31, 2006, filed on October 19, 2006, are contained in the Consolidated Financial Statements, and in certain of the Notes to the Consolidated Financial Statements, specifically note 1, note 2, and note 7. The restated negative working capital, the restated loss from operations for the quarter ended July 31, 2006 and the restated accumulated deficit since inception are discussed in Item 2, Management's Discussion and Analysis or Plan of Operations, in the ”Liquidity” section on page 14. The restated negative working capital, the restated loss from operations for the quarter ended July 31, 2006 and the restated accumulated deficit since inception are discussed in Item 2, Management's Discussion and Analysis or Plan of Operations, the “Going Concern” section on page 17.

-i-

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Power Technology, Inc.
Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
	2006	2006
	(Restated)
Assets
Current assets:
Cash and equivalents	$327,631	$180,583
Accounts receivables	15,282	-
Inventory	4,118	-
Deposit for equipment		9,470
Prepaid expenses	3,368	1,278
Total current assets	350,399	191,331

Fixed assets, net of accumulated depreciation of $33,244 and $27,156	160,848	821
Goodwill	1,174,107	-
Deposits	23,891	-
Deferred financing fees, net of accumulated amortization of $31,747 and $3,562	88,253	61,438
Total other assets	1,286,251	61,438

Total assets	$1,797,498	$253,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$365,023	$120,770
Short-term debt	49,000	49,000
Derivative liability	2,068,944	2,441,900

Total current liabilities	2,482,967	2,611,670

Long-term debt
Note payable	235,000	-
Convertible debentures net of discount	617,040	194,279

Total liabilities	3,335,007	2,805,949

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
148,991,694 and 135,495,745 shares issued and outstanding	148,991	135,495
Additional paid-in capital	13,745,943	12,082,640
Other comprehensive loss	(1,561)	(1,378)
Accumulated deficit	(15,430,882)	(14,769,116)

Total stockholders' deficit	(1,537,509)	(2,552,359)

Total liabilities and stockholders' deficit	$1,797,498	$253,590

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Operations
For the three and six months ended July 31, 2006 and 2005
(Unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2006	2005	2006	2005
	(Restated)		(Restated)

Sales	$11,468	$-	$11,468	$-
Consulting Revenue	-	-	-	-
Total revenue	11,468	-	11,468	-

Cost of goods sold	6,367	-	6,367	-

Gross profit	5,101	-	5,101	-

Expenses:
General administrative expenses	486,736	203,789	716,733	289,757
Research & development	52,826	5,310	93,257	11,084
Consulting fee	21,183	263,627	243,183	371,677
Depreciation and amortization	5,428	1,715	6,188	3,861
Total operating expense	566,173	474,441	1,059,361	676,379

Loss from operations	(561,072)	(474,441)	(1,054,260)	(676,379)

Other income (expense)
Interest income	5,729	-	8,677	-
Interest expense	(191,461)	(6,302)	(346,083)	(12,397)
Financing fees	-	(50,895)	-	(125,000)
Gain on derivative liabilities	2,823,654	-	729,902	-
Total other income (expense)	2,637,922	(57,197)	392,496	(137,397)

Net income (loss)	$2,076,850	$(531,638)	$(661,764)	$(813,776)

Other comprehensive loss-foreign currency translation	(489)	-	(183)	-

Total comprehensive income (loss)	$2,076,361	$(531,638)	$(661,947)	$(813,776)

Weighted average number of
common shares outstanding:
Basic	140,580,202	132,004,555	140,299,675	130,232,699
Diluted	148,616,629	132,004,555	140,299,675	130,232,699

Net income (loss) per share:
Basic	$0.01	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.01	$(0.00)	$(0.00)	$(0.01)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Cash Flows
For the six months ended July 31, 2006 and 2005
(Unaudited)

	For the six months ended
	July 31, 2006
	2006	2005
	(Restated)
Cash flows from operating activities
Net loss	$(661,764)	$(813,776)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	6,188	3,861
Amortization of debt discount	229,707	125,000
Amortization of deferred financing cost	23,062	-
Gain on derivative liabilities	(729,902)	-
Stock issued for executive compensation and expense reimbursement	300,000	18,000
Stock issued for directors fees	18,000	-
Stock issued for consulting services	72,000	371,677
Warrants issued for consulting fees	-	73,003
Increase in accounts receivable	(12,016)	-
Increase in Inventory	(4,118)	-
Decrease in prepaid expense	821	-
Increase in other assets	(3,598)	-
Increase (decrease) in accounts payable	181,051	116,598

Net cash used by operating activity	(580,569)	(105,637)

Cash flows from investing activities
Purchase of equipment	(157,199)	-

Net cash used by investing activities	(157,199)	-

Cash flows from financing activities
Proceeds from debt	495,000	10,000
Issuance of common stock	390,000	113,000

Net cash provided by financing activities	885,000	123,000

Effect of exchange rate changes on cash	(183)	-

Net increase (decrease) in cash	147,049	17,363

Cash and equivalents-beginning	180,583	44,961

Cash and equivalents-ending	$327,632	$62,324

Supplemental disclosures
Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash investing and financing activities
Value of shares issued for acquistion	$960,000	$-
Discount on debt from derivatives	$356,946	$-

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

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $15,430,882 during the period June 3, 1996 (inception) to July 31, 2006. In addition, Power Technology’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the six months ended July 31, 2006:

	CCP-4	CCP-5	CCP-6	Total

Balance January 31, 2006	$452,221	$457,257	$356,946	$1,266,424
Additions				—
Mark to market for the six months ended July 31, 2006	(186,644)	(183,651)	(38,709)	(409,004)
Balance July 31, 2006	265,577	273,606	318,237	857,420

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended July 31, 2006

	CCP-4	CCP-5	Total

Balance January 31, 2006	$752,441	$779,981	$1,532,422
Additions			—
Mark to market for the six months ended July 31, 2006	(157,565)	(163,333)	(320,898)
Balance July 31, 2006	$594,876	$616,648	$1,211,524

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of each period, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Revenue	$11,468	$25,044	$25,712	$115,741

Net income (loss)	$2,076,850	$(617,198)	$(661,764)	$(1,159,487)

Net income (loss) per common share	$0.01	$(0.00)	$(0.01)	$(0.01)

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

NOTE 7 – Restatement

In June 2007, Power Technology concluded that it was necessary to restate its financial results for the quarter ended July 31, 2006 to correct errors in the derivative liabilities as calculated by a third party specialist. Power Technology had previously recognized derivative liabilities of $2,227,206 as of July 31 2006. After further review, Power Technology has determined that the formulas in the valuation model used by the independent valuation expert to determine the estimated value of derivative liabilities were incorrect and thus overstated the value of the derivative liabilities. As a result, Power Technology has obtained a revised valuation report and has decreased the derivative liabilities to $2,068,944 at July 31, 2006. There is no impact on the financial information for the six months ended July 31, 2005.

A summary of the effects of this restatement as of July 31, 2006 and for the three months and six months then ended is shown in the following table:

	As previously
	reported	As restated

Derivative liabilities	$2,227,206	$2,068,944
Total current liabilities	2,641,229	2,482,967
Accumulated deficit	(15,589,143)	(15,430,882)
Total stockholders' deficit	(1,695,770)	(1,537,509)

Three months ended July 31,2006
Gain on derivative liabilities	2,665,392	2,823,654
Net income	1,918,588	2,076,850

Six months ended July 31, 2006
Gain on derivative liabilities	571,640	729,902
Net loss	(820,026)	(661,764)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

At July 31, 2006, we had negative working capital of $2,132,568 compared to negative working capital of approximately $2,420,000 on January 31, 2006.

We had a loss from operations for the six months ended July 31, 2006, of $1,054,260 and an accumulated deficit of $15,430,882 at July 31, 2006.

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

At July 31, 2006, we had negative working capital of approximately $1,718,545, a loss from operations for the six months ended July 31, 2006, of $(561,072) and an accumulated deficit of $(15,430,882).

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

Date: July 2, 2007
By:  /s/ Bernard J. Walter

Bernard J. Walter
President Chief Executive Officer and
Principal Financial Officer