Form 10QSB/A
period 2006-10-31
POWER TECHNOLOGY INC/CN
filed 2007-07-03
CIK 1066978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment No.1

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

EXPLANATORY NOTE

The only changes in this Form 10-QSB/A for the quarterly period ended October 31, 2006 from the Form 10-QSB filed by the Issuer for the quarterly period ended October 31, 2006, filed on December 20, 2006, are contained in the Consolidated Financial Statements, and in certain of the Notes to the Consolidated Financial Statements, specifically note 1, note 2, and note 7. The restated negative working capital, the restated loss from operations for the quarter ended October 31, 2006 and the restated accumulated deficit since inception are discussed in Item 2, Management's Discussion and Analysis or Plan of Operations, in the ”Liquidity” section on page 14. The restated negative working capital, the restated loss from operations for the quarter ended October 31, 2006 and the restated accumulated deficit since inception are discussed in Item 2, Management's Discussion and Analysis or Plan of Operations, the “Going Concern” section on page 14.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Power Technology, Inc.
Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
	2006	2006
	(Restated)
Assets
Current assets:
Cash and equivalents	$39,596	$180,583
Accounts receivables	5,268	-
Inventory	84,450	-
Deposit for equipment		9,470
Prepaid expenses	8,116	1,278
Total current assets	137,430	191,331

Fixed assets, net of accumulated depreciation of $40,615 and $27,156	176,347	821
Goodwill	1,174,107	-
Deposits	31,037	-
Deferred financing fees, net of accumulated amortization of $46,706 and $3,562	73,294	61,438

Total assets	$1,592,215	$253,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$511,693	$120,770
Short-term debt	49,000	49,000
Derivative liability	1,043,659	2,441,900

Total current liabilities	1,604,352	2,611,670

Long-term debt
Note payable	235,000	-
Convertible debentures, net of discount	755,547	194,279

Total liabilities	2,594,899	2,805,949

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
149,391,694 and 135,495,745 shares issued and outstanding	149,391	135,495
Additional paid-in capital	13,808,743	12,082,640
Other comprehensive loss	(1,561)	(1,378)
Accumulated deficit	(14,959,257)	(14,769,116)

Total stockholders' deficit	(1,002,684)	(2,552,359)

Total liabilities and stockholders' deficit	$1,592,215	$253,590

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Operations
For the three and nine months ended October 31, 2006 and 2005
(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
	(Restated)		(Restated)

Sales	$6,385	$-	$17,853	$-

Cost of goods sold	20,261	-	26,628	-

Gross profit (loss)	(13,876)	-	(8,775)	-

Expenses:
General administrative expenses	218,006	149,558	934,739	439,315
Research & development	98,908	5,300	192,165	16,384
Consulting fee	9,765	192,132	252,948	563,809
Depreciation and amortization	7,270	1,509	13,458	5,370
Total operating expense	333,949	348,499	1,393,310	1,024,878

Loss from operations	(347,825)	(348,499)	(1,402,085)	(1,024,878)

Other income (expense)
Interest income	2,223	-	10,900	-
Interest expense	(208,060)	(6,795)	(554,143)	(19,192)
Financing fees	-	(73,860)	-	(198,860)
Gain on derivative liabilities	1,025,285	-	1,755,187	-
Total other income (expense)	819,448	(80,655)	1,211,944	(218,052)

Net income (loss)	$471,623	$(429,154)	$(190,141)	$(1,242,930)

Other comprehensive loss-foreign currency translation	-	-	(183)	-

Total comprehensive income (loss)	$471,623	$(429,154)	$(190,324)	$(1,242,930)

Weighted average number of
common shares outstanding:
Basic	148,991,694	132,004,555	144,848,034	130,232,699
Diluted	163,815,149	132,004,555	144,848,034	130,232,699

Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompany notes are an integral part of these financial statements.

Power Technology, Inc.
Consolidated Statements of Cash Flows
For the nine months ended October 31, 2006 and 2005
(Unaudited)

	For the nine months ended
	October 31,
	2006	2005
	(Restated)
Cash flows from operating activities
Net loss	$(190,141)	$(1,242,930)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	13,458	5,370
Amortization of debt discount	368,214	190,160
Amortization of deferred financing cost	43,145	-
Gain on derivative liabilities	(1,755,187)	-
Stock issued for executive compensation and expense reimbursement	300,000	30,529
Stock issued for directors fees	18,000	-
Stock issued for consulting services	72,000	677,898
Increase in accounts receivable	(2,003)	-
Increase in inventory	(84,451)	-
Decrease in prepaid expense	(3,928)	-
Increase (decrease) in accounts payable	390,924	130,889

Net cash used by operating activities	(829,969)	(208,084)

Cash flows from investing activities
Purchase of equipment	(179,968)	-
Increase in deposits	(15,867)	-

Net cash used by investing activities	(195,835)	-

Cash flows from financing activities
Proceeds from debt	495,000	87,000
Issuance of common stock	390,000	113,000

Net cash provided by financing activities	885,000	200,000

Effect of exchange rate changes on cash	(183)	-

Net increase (decrease) in cash	(140,987)	(8,084)

Cash and equivalents-beginning	180,583	44,961

Cash and equivalents-ending	$39,596	$36,877

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities
Value of shares issued for acquisition	$960,000	$-

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

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $14,959,257 during the period from June 3, 1996 (inception) to October 31, 2006. In addition, Power Technology’s development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the nine months ended October 31, 2006:

	CCP-4	CCP-5	CCP-6	Total

Balance - January 31, 2006	$452,221	$457,257	$-	$909,478
Additions			356,946	356,946
Mark to market for the nine months ended October 31, 2006	(328,924)	(344,779)	(181,571)	(855,274)
Balance - October 31, 2006	123,297	112,478	175,375	411,150

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the three months ended October 31, 2006

	CCP-4	CCP-5	Total

Balance - January 31, 2006	$752,441	$779,981	$1,532,422
Additions			-
Mark to market for the nine months ended October 31, 2006	(441,819)	(458,094)	(899,913)
Balance - October 31, 2006	$310,622	$321,887	$632,509

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Power Technology, assuming the acquisition occurred at the beginning of each period, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Revenue	$6,385	$4,806	$32,097	$47,187

Net income (loss)	$471,623	$(575,694)	$(190,141)	$(1,547,749)

Net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

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

NOTE 7 - Restatement

In June 2007, Power Technology concluded that it was necessary to restate its financial results for the quarter ended October 31, 2006 to correct errors in the derivative liabilities as calculated by a third party specialist. Power Technology had previously recognized derivative liabilities of $870,393 as of October 31, 2006. After further review, Power Technology has determined that the formulas in the valuation model used by the independent valuation expert to determine the estimated value of derivative liabilities were incorrect and thus overstated the value of the derivative liabilities. As a result, Power Technology has obtained a revised valuation report and has increased the derivative liabilities to $1,043,659 at October 31, 2006. There is no impact on the financial information for the nine months ended October 31, 2005.

A summary of the effects of this restatement as of October 31, 2006 and the three months and nine months then ended is shown in the following table:

	As previously
	reported	As restated
Derivative liabilities	$870,393	$1,043,659
Total current liabilities	1,431,086	1,604,352
Accumulated deficit	(14,785,991)	(14,959,257)
Total stockholders' deficit	(829,418)	(1,002,684)

Three months ended October 31,2006
Gain on derivative liabilities	1,356,813	1,025,285
Net income	803,151	471,623

Six months ended October 31, 2006
Gain on derivative liabilities	1,928,453	1,755,187
Net loss	(16,875)	(190,141)

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

At October 31, 2006, we had negative working capital of approximately $1,466,922 compared to negative working capital of approximately $2,420,000 on January 31, 2006.

We had a loss from operations for the nine months ended October 31, 2006, of $1,402,085 and an accumulated deficit of $14,959,257 at October 31, 2006.

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

At October 31, 2006, we had negative working capital of approximately $1,466,922 a loss from operations for the nine months ended October 31, 2006, of $1,402,085 and an accumulated deficit of $14,959,257.

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