Form 10KSB/A
period 2007-01-31
POWER TECHNOLOGY INC/CN
filed 2007-07-03
CIK 1066978

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

EXPLANATORY NOTE

The only changes in this Form 10-KSB/A for the fiscal year ended January 31, 2007 from the Form 10-KSB filed by the Issuer for the fiscal year ended January 31, 2007, which was filed June 11, 2007, are contained in the Report of Independent Registered Public Accounting Firm, the Restated Financial Statements, and in certain of the Notes to the Consolidated Financial Statements, specifically note 2, note 4, and note 13. The restated negative working capital is discussed in Item 6, PLAN OF OPERATIONS, the “Liquidity” section, on page 44. The restated negative working capital, the restated loss from operations for the year ended January 31, 2007 and the restated accumulated deficit since inception is discussed in Item 6, PLAN OF OPERATIONS, the “Going Concern” section, on page 48.

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

At January 31, 2007, we had negative working capital of $2,578,492. Management believes that it will be necessary to increase it working capital to continue our research and development activities, which may be achieved by incurring additional indebtedness from stockholders or others.

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

At January 31, 2007, we had negative working capital of $2,578,492 a loss from operations for the year ended January 31, 2007 of $2,471,263 and an accumulated deficit of $17,238,861since June 3, 1996, the date of our inception.

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

As described in Note 13, the accompanying consolidated financial statements as of January 31, 2007 and the year then ended have been restated to reflect the corrections of errors in the derivative liabilities.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

May 30, 2007 (June 28, 2007 as to the effects of the restatment as described in Note 13)

POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

January 31
2007
(Restated)
Assets
Current assets:
Cash and equivalents	$80,649
Accounts receivables	1,372
Inventory	144,563
Deposit for equipment
Prepaid expenses	19,606
Total current assets	246,190

Fixed assets, net of accumulated depreciation of $62,254	142,266
Deposits	2,708
Deferred financing fees, net of accumulated amortization of $61,664	58,336

Total assets	$449,500

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$714,612
Short-term debt	366,000
Short-term debt - related party	10,500
Derivative liability	1,733,570

Total current liabilities	2,824,682

Long-term debt
Convertible debentures, net of discount of $722,140	908,440

Total Liabilities	3,733,122

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued or outstanding
Common stock, $0.001 par value, 750,000,000 shares
authorized, 149,391,694 shares issued and outstanding	149,391
Additional paid-in capital	13,808,744
Other comprehensive loss	(2,896)
Accumulated deficit	(17,238,861)

Total stockholders' deficit	(3,283,622)

Total liabilities and stockholders' deficit	$449,500

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	For the year ended
	January 31,
	2007	2006
	(Restated)

Sales	$23,097	$-

Cost of goods sold	31,124	-

Gross profit	(8,027)	-

Expenses:
General administrative expenses	1,079,428	500,978
Research & development	214,034	31,857
Consulting fee	262,241	660,350
Stock-based executive compensation and		-
Impairment of goodwill	1,174,107
Stock-based consulting fee
Depreciation and amortization	35,098	6,879
Total operating expense	2,764,908	1,200,064

Other income (expenses)
Interest income	10,935	15
Interest expense	(773,021)	(510,718)
Gain (loss) on derivative liabilities	1,065,276	(1,521,299)
Impairment of long lived assets	-	(13,900)
Total other income (expense)	303,190	(2,045,902)

Net loss	$(2,469,745)	$(3,245,966)

Other comprehensive loss-foreign currency translation	(1,518)	(1,378)

Total comprehensive loss	$(2,471,263)	$(3,247,344)

Weighted average number of
common shares outstanding-basic and diluted	145,679,644	133,781,064

Net loss per share-basic and diluted	$(0.02)	$(0.02)

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

			Additional		Prior	Total
	Common Stock		Paid-In	Accumulated	Period	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	(Deficit)

Balance January 31, 2005	126,180,201	$126,180	$11,194,541	$(11,523,150)	$—	$(202,429)

Shares issued for consulting services	9,064,967	9,064	675,756			684,820
Shares issued for compensation	1,250,577	1,251	98,343			99,594
Share issued for cash	3,000,000	3,000	110,000			113,000
Share rescission	(4,000,000)	(4,000)	4,000			—
Foreign currency translation					(1,378)	(1,378)
Net loss				(3,245,966)		(3,245,966)
Balance January 31, 2006	135,495,745	135,495	12,082,640	(14,769,116)	(1,378)	(2,552,359)

Shares issued for consulting services	1,200,000	1,200	170,800			172,000
Shares issued for acquistion	6,075,949	6,076	953,924			960,000
Shares issued for compensation	120,000	120	17,880			18,000
Share issued for options and warrants exercised	6,500,000	6,500	383,500			390,000
Stock options merger		—	200,000			200,000
Foreign currency translation					(1,518)	(1,518)
Net loss				(2,469,745)		(2,469,745)
Balance January 31, 2007	149,391,694	$149,391	$13,808,744	$(17,238,861)	$(2,896)	$(3,283,622)

The accompany notes are an integral part of these financial statements.

POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	For the year ended
	January 31
	2007	2006
	(Restated)
Cash flows from operating activities
Net loss	$(2,469,745)	$(3,245,966)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	35,098	2,079
Impairment of long lived assets	1,174,107	18,700
Amortization of debt discount	521,107	461,383
Amortization of deferred financing cost	58,102	3,562
(Gain) loss on derivative liabilities	(1,065,276)	1,521,299
Stock issued for executive compensation and expense reimbursement	300,000	61,941
Stock issued for directors fees	18,000	37,653
Stock issued for consulting services	72,000	684,820
Changes in operating assets and liabilities:
Accounts receivable	1,894	-
Inventory	(144,563)	-
Prepaid expense	(15,418)	(1,278)
Deposits	562	-
Accounts payable	593,842	(26,303)

Net cash used by operating activity	(920,290)	(482,110)

Cash flows from investing activities
Purchase of equipment	(155,626)	-
Decrease in deposits	-	(9,470)

Net cash used by investing activities	(155,626)	(9,470)

Cash flows from financing activities
Proceeds from debt	577,000	1,682,237
Repayment of debt	-	(1,101,657)
Proceeds from debt - related party	10,500	-
Payment of deferred financing costs	-	(65,000)
Issuance of common stock	390,000	113,000

Net cash provided by financing activities	977,500	628,580

Effect of exchange rate changes on cash	(1,518)	(1,378)

Net increase (decrease) in cash	(99,934)	135,622

Cash and equivalents-beginning	180,583	44,961

Cash and equivalents-ending	$80,649	$180,583

Supplemental disclosures:
Interest paid	$-	$66,769
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for acquisition	$960,000	$-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Power Technology will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, Power Technology has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, Power Technology incurred net losses of $2,471,263 and $3,245,966 during the years ended January 31, 2007 and 2006, respectively. In addition, Power Technology's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

The Compound Embedded Derivatives within Convertible Debentures (CCP-4, CCP-5 and CCP-6) derivative liability reflects the following activity for the year ended January 31, 2007:

	CCP-4	CCP-5	CCP-6	Total

Balance - January 31, 2006	$452,221	$457,257	$—	$909,478
Additions			356,946	356,946
Mark-to-market	(262,782)	(268,803)	(154,344)	(685,929)
Balance - January 31, 2007	189,439	188,454	202,602	580,495

The Derivative-Compound Embedded Derivatives within Warrants reflect the following activity for the year ended January 31, 2007.

	CCP-4	CCP-5	Total

Balance - January 31, 2006	$752,441	$779,981	$1,532,422
Additions			—
Mark-to-market	(186,265)	(193,082)	(379,347)
Balance - January 31, 2007	$566,176	$586,899	$1,153,075

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

NOTE 13 - RESTATEMENT

In June 2007, Power Technology concluded that it was necessary to restate its financial results for the fiscal year ended January 31, 2007 to correct errors in the derivative liabilities as calculated by a third party specialist. Power Technology had previously recognized derivative liabilities of $1,172,784 as of January 31 2007. After further review, Power Technology has determined that the formulas in the valuation model used by the independent valuation expert to determine the estimated value of derivative liabilities were incorrect and thus understating the value of the derivative liabilities. As a result, Power Technology has obtained a revised valuation report and has increased the derivative liabilities to $1,733,570 at January 31, 2007. There is no impact on the financial information for the year ended January 31, 2006.

A summary of the effects of this restatement as of January 31, 2007 and for the year then ended is shown in the following table:

	As previously reported	As restated

Derivative liabilities	$1,172,784	$1,733,570
Total current liabilities	2,263,896	2,824,682
Total liabilities	3,172,336	3,733,122
Accumulated deficit	(16,678,075)	(17,238,861)
Total stockholders' deficit	(2,722,836)	(3,283,622)

Gain on derivative liabilities	1,626,062)	1,065,276)
Net loss	(1,908,959)	(2,469,745)

NOTE 14 - SUBSEQUENT EVENTS

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

ITEM 13. EXHIBITS.

10.1	Employment Agreement with Bernard J. Walter dated July 1, 2004 (Incorporated herein by reference to our Form 8-K filing on July 13, 2004)

10.2	Employment Agreement with Joey Jung dated October 30, 2004 (incorporate herein by reference to our Form 10-QSB for the period ending October 31, 2004 filed on December 21, 2005)

10.3	Consulting Services Contract with Trilogy and Associates, Inc. dated February 25, 2004 (Filed as Exhibit 99 to the Issuer’s Form S-8 filing on March 1, 2004 and incorporated herein by reference)

10.4	Agreement with Clearvision, Inc. dated February 1, 2005 (filed as Exhibit 10.4 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.5	Addendum to Consulting Agreement with SeaWay Trading, Inc. dated June 11, 2004 (filed as Exhibit 10.5 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.6	Agreement with SeaWay Trading, Inc. dated August 18, 2004 (filed as Exhibit 10.6 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.7	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.7 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.8	Stock Option Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.8 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.9	Employment Agreement with Joey C. Jung dated December 30, 2005 (filed as Exhibit 10.9 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.10	Consulting Services Agreement with Timothy J. Connolly dated January 1, 2006 (filed as Exhibit 10.10 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.11	Consulting Services Agreement Amendment with Timothy J. Connolly dated February 10, 2006 (filed as Exhibit 10.11 to our Form 10KSB for the fiscal year ending January 31, 2006.)

10.12	Asset Purchase Agreement dated April 11, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 8, 2006.)

10.13	Assignment, Assumption, Modification and Extension of Promissory Note with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.1 to our Form 8-K filing on May 22, 2006.)

10.14	Lock-Up and Redemption Agreement with Sentry Power Systems, LLC dated May 16, 2006 (filed as Exhibit 10.2 to our Form 8-K filing on May 22, 2006.)

10.15	Consulting Services Agreement with Timothy J. Connolly dated February 23, 2007 (filed as Exibit 10.15 to our form 10KSB filing of June 11, 2007)

10.16	Consulting Services Agreement with Princeton Research, Inc. dated April 9, 2007 (filed as Exibit 10.16 to our form 10KSB filing of June 11, 2007)

10.17	CSI Business Finance, Inc. Note Extension letter agreement dated May 15, 2007 (filed as Exhibit 10.1 to our Form 8K filing on May 18, 2007)

14.1	Code of Ethics (filed as Exhibit 14.1 to our Form 10KSB for the fiscal year ending January 31, 2006.)

23.1	Consent of Malone & Bailey, PC.

31.1
Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Power Technology, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Stock Option with Timothy Connolly dated February 21, 2006 (filed as Exhibit 10.11 to our Form 10KSB for the fiscal year ending January 31, 2006)

99.2	Stock Option with Timothy Connolly dated February 21, 2007 (filed as Exibit 99.2 to our form 10KSB filing of June 11, 2007).

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

By: Bernard J. Walter
Director, President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard J. Walter	Director, President, Chief Executive Officer,	July 2, 2007
Bernard J. Walter	Chief Financial Officer,
Principal Financial Officer and Treasurer

/s/ Thomas J. Hopwood	Director	July 2, 2007
Thomas J Hopwood

/s/ F. Bryson Farrill	Director	July 2, 2007
F. Bryson Farrill